Form 10KSB
period 2006-12-31
TRIPLE BAY INDUSTRIES
filed 2007-01-25
CIK 1367415

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended: December 31, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to ________

Triple Bay Industries, Inc.
(Name of small business issuer in our charter)
0
Florida	6719	20-4114478

(State or other jurisdiction of	(Primary Standard Industrial	IRS I.D.
incorporation or organization)	Classification Code Number)

1630 Integrity Drive, East Columbus, OH	43209
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: 614.449.8614

Commission File Number: 333-136827

Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [  ] No[X]

State issuer's revenues for its most recent fiscal year: $164,578

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the verage bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of January 22 2007: Not applicable

 ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,262,000 as of January 22, 2007

 DOCUMENTS INCORPORATED BY REFERENCE — NONE

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Part I
Item 1. Description of Business.
Organization

Triple Bay Industries, Inc. is a Florida corporation formed on January 12, 2006 to merge with Triple Bay Industries, Inc., an Ohio corporation formed on May 14, 1993. As a result of the closing of a merger agreement with Triple Bay Industries, Inc., an Ohio corporation and the filing of the merger documents with Ohio and with Florida on August 11, 2006, Triple Bay Industries, Inc., an Ohio corporation, is now merged into Triple Bay Industries, Inc, a Florida corporation, the surviving corporation in the merger. We issued 150,000 shares of our stock for each of the 100 issued and outstanding shares of the Ohio corporation as sole consideration for the merger.

The purpose of the merger was to redomicile the Ohio corporation in Florida. Management believes that the continuation in Florida will give us more flexibility and simplicity in various corporate transactions. Florida has adopted a general corporation law that includes by statute many concepts created by judicial rulings in other jurisdictions and provides additional rights in connection with the issuance and redemption of stock. Florida has developed a flexible body of corporate law that is responsive to the needs of modern business. Florida has taken affirmative steps to encourage corporations to establish themselves in the state of Florida, including reduced filing fees and corporate taxes, expedited filing procedures and flexible policies. Management believes that the advantages offered by the corporate laws of Florida will make us a more manageable corporation for accomplishing its business activities.

During the past three years, we have:

•	Continued to develop our product: We developed a shower pump which filters the contaminated water to a level that is safe to dispose of the water through regular drains.

•	Continued to develop our distribution network: We also entered into the market with an oral agreement with Airgas, a customer that distributes nationally.

Business

We manufacture and sell disposable decontamination systems. These systems are a triple bay or room shower system used primarily in environmentally hazardous clean up areas.

When entering the site, the first bay, the clean room, is where a worker removes his street clothes and dons personal protective equipment commensurate with working in environmental hazards, and then he moves to the second bay, the shower. After this, the worker proceeds to the third bay, the dirty room, where he might pick up contaminated tools necessary to work the job in the contaminated area.

This is the procedure followed when exiting the contained area. The worker takes off his contaminated clothing in the dirty room and then proceeds to the shower room where he showers to remove any residue that might be on his skin. Then he proceeds to the clean room where he dresses in his clean street clothes.

In the work area there are negative air machines to insure that the air flow is moving away from the clean room, through the shower room and to the dirty room and contained area.

The products are quick to assemble and are disposable. We do not provide assembly services. We simply ship and deliver our decontamination shower system to customers.

The Markets We Serve

The primary market we serve is for asbestos removal projects. This is where a building owner has asbestos in his building and wants to remove it so there are no more asbestos regulations with which to comply. In this manner the business owner can eliminate his asbestos management plan, thereby reducing costs. An asbestos management plan is a document which details where asbestos is located in a building and the procedures to be followed in the event of a disturbance. A management plan is no longer needed when all the asbestos has been removed from the property.

Another market is the lead abatement project involving the removal of lead based products, such as paint, in buildings or structures.

There are other markets of miscellaneous remediation projects, such as polychlorabiphenols and mold projects. Polychlorabiphenols are commonly known as PCB’s and are a contaminated product from transformers which use a specific type of chlorinated oil.

Based upon our sales experience, we believe the market for these products has increased since environmental remediation contractors have sought to mitigate expense by purchasing disposable units as opposed to constructing a permanent unit.

Area in which Services are Provided

We sell to distributors based nation wide with a concentration of  57.4% of sales in 2006 in Pennsylvania, West Virginia and Ohio. We ship all of the showers from Columbus, Ohio via truck freight.  We have no agreements with our distributors.

Marketing

We market through our officers and directors, our customers and our website on the internet. Our primary marketing is phone solicitation and we spend around $100.00 per month on it.  We call people we know are in the business of asbestos removal based upon our experience in the industry. Our website is www.triplebay.com. We do not post our filings with the SEC on our website.

Major Customers

We sell these systems exclusively to wholesalers who then resell our products to end users.

Our principal customers and the percentage of revenues derived from each in 2006 are as follows:

•	Airgas 44%
•	Safety Environmental Control 14%
•	Aramsco 12%
•	Jendco Safety Supply 14%

We have no written contracts with these suppliers or customers.

Sources of Raw Materials

We require a regular supply of polyvinylchloride or PVC piping and other PVC parts, polyethylene bags, corregated plastic, metal frames, electric sump pumps and plumbing parts. Two suppliers account for more than 10% each of our total purchases of raw materials during 2006, as follows:

•	Wolf Creek - PVC piping and related parts. 27%
•	T&M Poly - polyethelene bags. 31%
•	Indelco Plastics - three - way fittings. 20%

If we lost any of the above as a supplier, they could be replaced with minimal delay and potentially larger expense.

Manufacturing Process

We cut PVC pipe to make a shower frame. There are two frames used per each shower bay. We then cut polyethelene bags to fit the PVC frame. Then we place our frame on a jig and then we cut PVC pipe to make a shower frame bag on the PVC frame. This bag is then cut at the bottom on both sides in an upside down T shape. Next, another bag is placed on top of the frame and this bag is cut on both sides in an L shape. This creates an airlock in the frame. A clip consisting of a PVC pipe with a notch taken out of it is screwed on the top on two sides to hold the bag to the frame. Each shower consists of three of these bays. If it is a middle bay, we put a piece of corregated plastic inside the bag on the bottom. The frame with the bag is removed from the jig, spun and twisted to collapse the air out of it, then it is boxed and ready for shipment.

The pump and filtration device is a separate accessory that can be purchased. The pump is used to remove contaminated water for the shower. To assemble the pump, we drill out the metal frame in order to attach the electric sump pump. We attach the sump pump with screws. Then we add a plumbed filtration device - two filter housings, two pieces of pipe and some threaded brass fittings which are plumbing items. Along with this, we add the pressure switch. We use hoses to put the plumbed items in line with the sump pump.

Insurance

We have commercial general liability insurance for up to $1 million for each occurrence, $100,000 for fire, $5,000 for medical expense per person, $1 million for personal injury, $2 million for general aggregate and $2 million for product liability.

Environmental Issues

The manufacture and sale of our products are not governed by any environmental regulation.

Q.    What standards does this shower pump filter meet?

A.    Based upon management’s experience in the industry, the five micron filter provided by Triple Bay's portable shower system is an accepted standard of wastewater treatment facilities for asbestos-laiden wastewater.  To management’s knowledge based upon its experience in the industry, it is the smallest pore size required for the pre-treatment of effluent from an asbestos abatement work site before disposal into a sanitary sewer system in compliance with local regulations.

There are no groundwater standards because it has been found that asbestos does not migrate appreciably through groundwater.

There are no air quality standards addressing wastewater containing asbestos.

Surface water standards default to the US EPA drinking water standards of 7.1 million fibers per liter.

To management’s knowledge based upon its experience in the industry, there are no state waste management regulations governing asbestos wastewater.

Q.     Is the filter capable of making safe water contaminated with all pollutants?

A.      No.  It is only designed to capture asbestos fibers larger than five microns.

Q.     What industry or government rules govern your determination that the water filtered is safe to dispose of through regular drains.

A.     Local regulations, as the waste water is required to be disposed of  in local sanitary sewers as described above. To management’s knowledge based upon its experience in the industry, the user of the Triple Bay portable shower (with pump and filter) and not the manufacturer is responsible for addressing system effluent concerns with local wastewater pre-treatment guidelines.

Competition

The environmental remediation industry is highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Competitors include other manufactures of similar products or non-disposable shower systems which are twice as expensive as ours. The principal methods of competition include brand recognition, price and service to the environmental remediation trade. If additional competitors enter the field, our market share may fail to increase or may decrease.

We compete primarily with national companies. Our principal competitor is Grayling Industries, Alphretta, GA. We are a much smaller company than our competitor. Based upon our experience in the industry, we believe our market share is 35 percent. However, because our primary competitor is a private company, we cannot obtain exact market share percentages.

We believe our competitive strength is price, based primarily our low overhead due to our use of contract labor when needed. Based upon our knowledge of the industry, we believe that our disposable shower units are 10% less expensive than other disposable shower units. We also believe that our disposable shower units are 50% less expensive than other non-disposable shower units.

Employees

We have two members of management. In addition, we have two part time employees who assemble our products. We use contract labor for the rest of our manufacturing requirements.

Item 2. Description of Property.

We rent the following property:

•	Address: Columbus, OH 43209
•	Number of Square Feet: 3000 Sq. ft.
•	Name of Landlord: Jendco Safety Supply which Ms. Jarvis owns 100%
•	Term of Lease: Month-to month
•	Current Monthly Rental: $1,500.00
•	Is adequate for current needs

The property includes our manufacturing facilities. We do not contract with third party manufacturers.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities. Our securities are currently qualified for quotation on the OTCBB under the symbol TPBI but are unpriced and have not traded.

Options, Warrants, Convertible Securities

There are no options, warrants or convertible securities outstanding.

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00. Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or accredited investor must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor. In addition, under the penny stock regulations the broker-dealer is required to:

•
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

•	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
•
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

•
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. We have been issued a trading symbol - TBPI - but no trading has yet commenced.

Sales of our common stock under Rule 144.

As of December 31, 2006, there are 262,000 shares of our common stock held by non-affiliates and 15,000,000 shares of our common stock held by affiliates that Rule 144 of the Securities Act of 1933 defines as restricted securities. We have registered the 262,000 shares held by non-affiliates in a registration statement declared effective by the SEC on November 11, 2007. No Shares have been sold pursuant to Rule 144 of the Securities Act of 1933; and as of December 31, 2006, there are no shares held by affiliates eligible for resale under 144.

After our registration statement was declared effective, the shares of our common stock being offered by our selling shareholders became freely tradable without restrictions under the Securities Act of 1933, except for any shares held by our "affiliates," which will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

In addition to the shares available for resale under our registration statement, as a result of the provisions of Rule 144, all restricted securities could be available for sale in a public market, if developed, beginning January 2007. The availability for sale of substantial amounts of common stock under Rule 144 could reduce prevailing prices for our securities.

Holders

As of the date of this filing, we had approximately 33 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Item 6. Management's Discussion and Analysis or Plan of Operation.

SPECIAL INFORMATION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements in this Form 10K-SB are “forward-looking statements.” These forward-looking statements involve certain known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among others, the factors set forth above under “Risk Factors.” The words “believe,” “expect,” “anticipate,” “intend,” “plan,” and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update and revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements in this document to reflect any future or developments.

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Overview

Triple Bay Industries, Inc. is a Florida corporation formed on January 12, 2006 to merge with Triple Bay Industries, Inc., an Ohio corporation formed on May 14, 1993. As a result of the closing of a merger agreement with Triple Bay Industries, Inc., an Ohio corporation and the filing of the merger documents with Ohio and with Florida on August 11, 2006, Triple Bay Industries, Inc., an Ohio corporation, is now merged into Triple Bay Industries, Inc, a Florida corporation, the surviving corporation in the merger. We manufacture and sell disposable decontamination systems. These systems are a triple bay or room shower system used primarily in environmentally hazardous clean up areas.

Our competitive strength is primarily our expertise in building an affordable disposable shower system.

General

The industry of manufacturing disposable decontamination systems used in environmentally hazardous clean up areas for the principal market use of asbestos removal projects is a mature industry with a stable market. There are currently no known trends or uncertainties that would have a critical impact on this industry as a whole or on the specific financial position of Triple Bay Industries, Inc.

However, certain external factors could potentially have a modest effect on future operations and revenues. Due to the fact that our final product is primarily composed of plastic products, the cost of raw materials could be impacted by the global supply and demand of plastic. Such factors to consider would include global shifts in the destination demand of plastic raw goods and shortages of supply caused by natural disasters. Energy prices are another external factor which could impact the cost of goods sold. The change in cost of petrochemical goods has a direct relationship on the cost of raw plastic goods. Also, the cost to transport raw materials may also be impacted by changes in the world energy markets. However, the increase of the costs of goods sold caused by the aforementioned external factors will likely be modest increases which may be passed along to the end users of our products.

Interest rates and the market conditions of the environmental remediation segment of the construction industry may also have an impact on our business. As our products are used for compliance purposes in remediation projects, the change in interest rates could impact the demand of our environmental remediation market segment.

Although there is currently no known pending state or federal legislation that would impact either the manufacturing operations or the financial outlook of this corporation, the potential always exits that such standards may be changed in the future. It is management's belief that due to the fact that Triple Bay Industries, Inc. is the business of providing products to its clients to assist them to comply with state and federal environmental standards, any additional legislative standards which may be imposed relating to environmental remediation in the future could actually increase the demand for our products. Any additional manufacturing costs that may be incurred to comply with stricter environmental standards would likely be nominal and would be a direct cost passed on to our clients. Furthermore, based upon its experience in the industry, management believes that there is currently growing global trend of stricter environmental standards that could open new markets to our products and increase revenues. For example, there are currently 33 countries with existing or pending bans on asbestos, with 14 of these countries imposing such restrictions in the past five years. In addition, all European Union countries will ban asbestos by 2005.

Our competitive strength is primarily our expertise in building an affordable disposable shower system.

Our cost of sales was 63.32% of revenues for the year ended December 31, 2006 compared to 61.90% for the year ended December 31, 2005. There was an immaterial 2.29% increase for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Our business decreased for the year ended December 31, 2006 from the same year end in 2005 due to a one-time spike in sales after Hurricane Katrina in 2005. In the future, we still expect greater demand for the disposable shower systems we build, but not to the extent experienced with the Hurricane Katrina event. We expect revenues and cost of sales to increase steadily in the future due to a slow expansion of business as we increase our customer base and demand increases for disposable shower units.

At December 31, 2006, we did not have a backlog of purchase orders. We do not have any contracts with governmental agencies.

Year Ended December 31, 2006 vs. Year Ended December 31, 2005

For the year ended December 31, 2006, we had sales of $164,578 and for the year ended December 31, 2005, we had sales of $231,810. The 29% decrease of sales is due to the one time spike in sales in 2005 after Hurricane Katrina. We believe our sales may steadily increase in the future because of greater customer demand due to increased marketing via phone sales. Our expenses consisted of the following:

	2006	2005

Cost of sales	$104,207	$143,499
Selling, general and administrative	82,950	99,629
Interest expense	1,938	194

Total expenses	$189,095	$243,322

Cost of sales decreased by 27.38% because of a reduction in sales of showers.

Selling, General and Administrative expenses from the year ended December 31, 2006 compared to the year ended December 31, 2005 decreased by 16.74% due to a reduction of salaries and contract services because of the reduction in sales, and a reduction in fuel and oil expense because of local customers picking up the showers from the warehouse directly and the reduction of sales.

Accordingly, we had a net loss of $24,517 for the year ended December 31, 2006, as compared to a net loss of $11,512 for the year ended December 31, 2005.

Liquidity and Capital Resources

Triple Bay incurred recurring net losses of $24,517 and $11,512 in 2006 and 2005, respectively, and has a working capital deficit of $32,902 as of December 31, 2006. These conditions raise substantial doubt as to Triple Bay’s ability to continue as a going concern. Management anticipates raising additional capital if the sale of Ms. Jarvis’ shares is not consummated.

On December 8, 1994, Triple Bay borrowed $21,000 from National City Bank. The note was due on demand with an interest rate of prime plus 2% and was collateralized by the residential property of a shareholder. On October 6, 2006, Triple Bay paid off the note in entirety.

There is no long-term debt.

At September 30, 2006, we eliminated all related party advances. An outstanding advance in the amount of $2,446 at December 31, 2005 and additional advances in the first nine months of 2006 totaled $28,217. A portion of this advance amounting to $13,971 at September 30, 2006 was charged to compensation for Ms. Jarvis and the remainder was repaid in cash. Advances had been made to employees and owners throughout prior periods, with no interest rate, and no set repayment terms. Triple Bay and its Chief Executive Officer had entered into transactions in the ordinary course of business including the advancement of funds required for the operation of the business and repayments of those funds as deemed appropriate. Triple Bay will no longer make such advances.

On January 10, 2007, a Stock Purchase Agreement was entered into by and among Beth Jarvis (“Seller”); Avenel Financial Group, Inc. (“Purchaser”) and Triple Bay Industries, Inc.,  pursuant to which upon Closing Seller will sell to Purchaser 15,000,000 shares of our common stock, no par value, representing 98% of our issued and outstanding shares of the common stock. The agreement contains various conditions to closing, including our filing of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

The agreement provides that upon closing existing management and directors will resign and new management and directors will be elected.

International Machinery Movers, Inc. (“IMM”), Inc., a non-affiliate known to management prior to our considering becoming a public company, was asked by our management to assist us financially in going public, as we lacked the necessary resources ourselves, and as a result agreed to advance, has advanced and will continue to advance us all funds necessary  to meet our on-going SEC reporting requirements.  The advances constitute a debt pursuant to an oral agreement, bear no interest and are due upon demand.  In exchange, we granted IMM the right to exchange its debt for a number of shares of common stock to be as mutually agreed, but not less than 50,000 or more than 250,000 shares, at the earlier of the date of the closing of a sale of control of the company by Ms. Jarvis or three years from the effective date of our registration statement. The amount advanced was $16,500 at December 31, 2006. IMM has waived its right to exchange this debt and this debt will be paid by a capital contribution of the purchaser of Ms. Jarvis’ shares at the closing of such purchase.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Triple Bay Industries, Inc.
Columbus, Ohio

We have audited the accompanying consolidated balance sheets of Triple Bay Industries, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Triple Bay Industries, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triple Bay Industries, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

January 19, 2007

TRIPLE BAY INDUSTRIES, INC.
Consolidated Balance Sheets
December 31, 2006 and 2005

ASSETS	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$374	$3,264
Accounts receivable, net	9,553	12,506
Accounts receivable - related party	-	2,446
Prepaid expenses	4,500	-
Inventory	19,612	27,876

Total current assets	34,039	46,092
Property and equipment, net	398	794

TOTAL ASSETS	$34,437	$46,886

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,393	$19,707
Accounts payable - related party	5,375	4,500
Loan payable	-	2,684
Convertible debt	16,500	16,500

Total current liabilities	27,268	43,391

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, no par value; 2,000,000,000 shares authorized, 15,262,000 and 15,000,000 shares issued and outstanding, respectively	40,071	11,880
Accumulated deficit	(32,902)	(8,385)

Total shareholders’ equity	7,169	3,495

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,437	$46,886

The accompanying footnotes are an integral part of the financial statements

TRIPLE BAY INDUSTRIES, INC.
Consolidated Statements of Operations
For the years ended December 31, 2006 and 2005

	2006	2005
Sales	$164,578	$231,810
Cost of sales	104,207	143,499

Gross profit	60,371	88,311

Selling, general and administrative expenses	82,950	99,629

Loss from operations	(22,579)	(11,318)

Other income (expense)
Interest expense	(1,938)	(194)

Net loss	$(24,517)	$(11,512)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	15,122,745	15,000,000

The accompanying footnotes are an integral part of the financial statements

TRIPLE BAY INDUSTRIES, INC.
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2006 and 2005

	Common Shares	Common Stock at Par Value	Accumulated Deficit	Total

Balance December 31, 2004	15,000,000	$11,880	$3,127	$15,007
Net loss	-	-	(11,512)	(11,512)
Balance December 31, 2005	15,000,000	11,880	(8,385)	3,495
Common shares issued for cash	262,000	26,541	-	26,541
Imputed interest on note payable		1,650		1,650

Net loss	-		(24,517)	(24,517)

Balance December 31, 2006	15,262,000	$40,071	$(32,902)	$7,169

The accompanying footnotes are an integral part of the financial statements

TRIPLE BAY INDUSTRIES, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net loss	$(24,517)	$(11,512)
Adjustments to reconcile net loss to net
cash provided by operating activities
Depreciation & amortization	396	264
Imputed interest on note payable	1,650
Changes in
Accounts receivable	2,953	(1,601)
Accounts receivable - related party	2,446	(1,446)
Prepaid expenses	(4,500)	-
Inventory	8,264	9,546
Other assets	-	240
Accounts payable	(13,439)	(8,004)

Net cash used in operating activities	(26,747)	(12,513)

Cash flows from financing activities
Proceeds of stock	26,541	-
Proceeds of convertible debt	-	16,500
Payments on notes payable	(2,684)	(1,470)

Net cash provided by financing activities	23,857	15,030

Net increase (decrease) in cash and cash equivalents	(2,890)	2,517

Cash and cash equivalents, beginning of year	3,264	747

Cash and cash equivalents, end of year	$374	$3,264

Supplemental Disclosures:
Interest paid	$288	$194
Income taxes paid	$-	$-

The accompanying footnotes are an integral part of the financial statements

TRIPLE BAY INDUSTRIES, INC.
Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Operations

Triple Bay Industries, Inc. is a Florida corporation formed on January 12, 2006, to acquire all of the shares of Triple Bay Industries, Inc., an Ohio Corporation (“Triple Bay Ohio”). As a result of the closing of a share exchange agreement with the shareholders of Triple Bay Ohio, on August 11, 2006, Triple Bay Ohio is now the wholly-owned subsidiary of Triple Bay. The consolidated financial statements have been presented to show the effects of this reorganization as of the beginning of 2004, and reflect the assets and liabilities of Triple Bay Ohio at Triple Bay Ohio’s historical cost.

Triple Bay Ohio was incorporated in Ohio on May 14, 1993. Triple Bay manufactures and sells disposable decontamination systems.

The primary market Triple Bay serves is for asbestos removal projects. This is where a building owner has asbestos in his building and wants to remove it so there are no more asbestos regulations with which to comply. In this manner the business owner can eliminate his asbestos management plan, thereby reducing costs. An asbestos management plan is a document which details where asbestos is located in a building and the procedures to be followed in the event of a disturbance. A management plan is no longer needed when all the asbestos has been removed from the property.

Another market is the lead abatement project involving the removal of lead based products, such as paint, in buildings or structures.

There are other markets of miscellaneous remediation projects, such as polychlorabiphenols and mold projects. Polychlorabiphenols are commonly known as PCB’s and are a contaminated product from transformers which use a specific type of chlorinated oil.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposits and highly liquid investments with original maturities of three months or less.

Accounts Receivable

Triple Bay analyzes current accounts receivable for collectibility based on historical bad debt, customer credit-worthiness, the current business environment and historical experience with the customer. Based on this analysis, Triple Bay has determined that no allowance for doubtful accounts is required.

Inventories

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

Revenue Recognition

Triple Bay recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. This typically occurs when the product is shipped.

Property and Equipment

Property and equipment are stated at acquisition cost and are depreciated on a straight line basis over their useful lives as follows:

Assets	Life (Years)
Vehicles	5
Office furniture and fixtures	7
Equipment	5-7

The cost and accumulated depreciation and amortization of property, equipment, improvements and software sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is included in income in the period realized.

Income Taxes

Triple Bay recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Triple Bay provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Income Per Share

Basic and diluted income (loss) per share equals net income (loss) divided by weighted average shares outstanding during the period. Diluted income (loss) per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2006.

New Accounting Pronouncements

Triple Bay does not expect the adoption of recently issued accounting pronouncements to have a significant effect on Triple Bay's results of operations, financial position or cash flow

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Triple Bay incurred recurring net losses of $24,517 and $11,512 in 2006 and 2005, respectively, and a working capital deficit of $32,902 as of December 31, 2006. These conditions raise substantial doubt as to Triple Bay’s ability to continue as a going concern. Management anticipates raising additional capital. The financial statements do not include any adjustments that might be necessary if Triple Bay is unable to continue as a going concern.

NOTE 3 - PROPERTY, PLANT & EQUIPMENT

Property and equipment as of December 31, 2006 & 2005 consists of the following:

Description	2006	2005

Vehicles	$35,460	$35,460
Office furniture and fixtures	19,922	19,922
Equipment	5,427	5,427

Total property and equipment	60,809	60,809
Less: Accumulated depreciation	60,411	60,015

Property & equipment, net	$398	$794

Depreciation expense for was $396 and $264 for the years ended December 31, 2006 and 2005, respectively.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventory consists of decontamination showers, filtration devices and accessories available for sale to customers.

Inventory as of December 31, 2006 and 2005 consists of raw materials.

NOTE 5 - SHORT-TERM NOTES PAYABLE

On December 8, 1994, Triple Bay borrowed $21,000 from National City Bank. The note is due on demand with an interest rate of prime plus 2% and is collateralized by the residential property of a shareholder. On October 6, 2006 Triple Bay paid off the note in entirety.

NOTE 6 - CONVERTIBLE DEBT

A related entity ("IMM") agreed to advance us all funds necessary to file and complete our SB-2 registration statement and meet our on-going SEC reporting requirements. The debt is pursuant to an oral agreement, bears no interest and is due upon demand. In exchange, we granted IMM the right to exchange its debt for common stock of the successor entity, Triple Bay Industries, Inc., a Florida corporation, for no additional consideration at IMM'S option from a date no earlier than January 31, 2006 for a period of three years thereafter. The number of shares of common stock that can be acquired upon conversion of the debt shall be as mutually agreed but not less than 50,000 or more than 250,000, at the earlier of the date of closing of a sale of control of the company by Ms. Jarvis or three years form the effective date of the registration statement. If the shares of common stock currently owned by our principal shareholders of the Company are sold by the principal shareholders in a transaction resulting in a change of control, the common stock must be redeemed for a mutually agreed price per share. The conversion of the debt into common stock can only occur upon the change of control of Triple Bay or three years from the effective date of the registration statement.

We have imputed interest expense on this non-interest bearing debt at the rate of 10% per annum and in the amount of $1,650 for the year ended December 31, 2006. This imputed expense has been reflected as an increased to paid-in capital.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Triple Bay's principal office is in the facilities of our president pursuant to a verbal agreement on a low rent month-to-month basis. The rent paid was $18,000 and $12,000 in 2006 and 2005, respectively.

NOTE 8 - INCOME TAXES

Triple Bay uses the asset and liability method of accounting for deferred income taxes wherein deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes at rates expected to be in effect when the differences are realized. During fiscal 2006 and 2005, Triple Bay incurred net losses and therefore has no current tax liability. The net deferred tax asset generated by Triple Bay’s net operating loss carry-forwards has been fully reserved. The cumulative net operating loss carry-forward is approximately $33,000 at December 31, 2006.

At December 31, 2006, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$11,516
Less: valuation allowance	(11,516)

Net deferred tax assets	$-

As noted in Note 11, a subsequent event has occurred which will result in a limitation on the net operating loss carryforward under Section 382 of the IRS code. This amount has not been calculated at this time.

NOTE 9 - RELATED PARTY TRANSACTIONS

Triple Bay and its Chief Executive Officer had entered into transactions in the ordinary course of business including the advancement of funds required for the operation of the business and repayments of those funds as deemed appropriate. Related party advances are non-interest bearing, due on demand, and unsecured. Balances owed to Triple Bay under such arrangement amounted to $0 and $2,446 as of December 31, 2006 and 2005, respectively. Beginning in 2006, Triple Bay no longer makes such advances.

Triple Bay’s Board of Directors eliminated the advance by declaring a bonus in the amount of $2,446 effective June 30, 2006. Accordingly, the advance in the amount of $2,446 as of December 31, 2005 has been charged to compensation expense.

Triple Bay orally agreed to pay and paid Jendco Safety Supply, an affiliate, in 2006 and 2005 an administrative fee for back office support services of $1,125 per month.

Triple Bay had sales to this entity in the amounts of $22,413 and $11,935 for the years ended 2006 and 2005, respectively.

NOTE 10 - CONCENTRATIONS

Sales to three customers represented 84% and 81% of net sales in 2006 and 2005, respectively.

NOTE 11 - SUBSEQUENT EVENTS

On January 10, 2007, Avenel Financial Group, Inc., a Nevada corporation, agreed to purchase for $649,000 cash 15,000,000 outstanding shares of restricted stock from Beth Jarvis. Prior to the sale Ms. Jarvis beneficially owned approximately 98% of the total number of shares of common stock of Triple Bay.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of Triple Bay for the year ended December 31, 2006, Malone & Bailey, PC identified deficiencies in our internal controls related to the failure to properly reflect the amounts of accrued and prepaid expenses. The adjustments to these accounts and the footnote disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal controls by improving our training for our bookkeeper in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Beth Jarvis	53	President and director
Kevin Lynch	43	COO and director

Ms. Jarvis has been our President and director since our inception in January 2006. She has been CEO of our subsidiary, Triple Bay Industries Inc. since May 1993. Since 1989, she also has been the owner and CEO of Jendco Safety Supply, which sells safety equipment. Ms. Jarvis spends 10% of her time to Triple Bay and 90% of her time to Jendco.

Mr. Lynch has been our COO and director since our inception in January 2006. He has been COO of our subsidiary, Triple Bay Industries Inc. since June 2000.

Our bylaws provide that the board of directors shall consist of a minimum of one member until changed by amendment to the applicable section of the bylaws, adopted by the majority of the voting power of the corporation. There are currently only two directors.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) of the Securities Exchange Act of 1934, as amended

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. No such person is subject to such requirements.

Change in Control Transaction

On January 10, 2007, a Stock Purchase Agreement was entered into by and among Beth Jarvis (“Seller”); Avenel Financial Group, Inc. (“Purchaser”) and Triple Bay Industries, Inc., pursuant to which upon Closing Seller will sell to Purchaser 15,000,000 shares of our common stock, no par value, representing 98% of our issued and outstanding shares of common stock. The agreement contains various conditions to closing, including our filing of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

The agreement provides that upon closing existing management and directors will resign and new management and directors will be elected. The Stock Purchase Agreement provides that such person will be Michael Pruitt.

Item 10. Executive Compensation.

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2006, 2005 and 2004 by our President.

		Annual Compensation
Name & Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Awards (2)
Beth Jarvis, President and Director	2004	0	0	0
	2005	15,333*	0	0
	2006	$13,971*	0	0

At September 30, 2006, we eliminated all related party advances.  In 2005, we reclassified advances of $15,333 to Ms. Jarvis as salary in 2005. The aggregate of an outstanding advance in the amount of $2,446 as of December 31, 2005 and additional advances in the first nine months of 2006 totaled $28,217, of which at September 30, 2006 $13,971 was reclassified as compensation to Ms. Jarvis and the remainder was repaid in cash.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

We have no compensation agreements with our officers.

Board Compensation

Members of our Board of Directors do not receive compensation for their services as Directors.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. As previously disclosed, Ms. Jarvis has indicated that she would in the future, if the opportunity presents itself, sell our business to a third party buyer in a transaction which involves sale of her controlling interest set forth below. That opportunity, which was not known to her and in connection with which she commenced no formal or informal negotiations or discussions, prior to the effective date of our registration statement, presented itself and resulted in a Stock Purchase Agreement that on January 10, 2007 was entered into by and among Beth Jarvis; Avenel Financial Group, Inc. and us pursuant to which upon Closing Ms. Jarvis will sell to Avenel Financial Group, Inc. 15,000,000 shares of the Company’s common stock, no par value, representing her entire ownership of our issued and outstanding shares of the Common Stock as set forth in the table below. The Agreement contains various conditions to closing, including the Company’s filing of this Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The agreement provides for a change of control in that that upon closing existing management and directors will resign and new management and directors will be elected.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 1616 Integrity Drive, East, Columbus, OH 43209.

Shareholders	# of Shares	Percentage
Beth Jarvis	15,000,000	98
All directors and named executive officers as a group [2 persons]	15,000,000	98

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 15,262,600 shares of common stock outstanding as of December 31, 2006.

Item 12. Certain Relationships and Related Transactions.

Our principal office is in the facilities of an affiliate of our president pursuant to a verbal agreement on a rent month-to-month basis. The rent paid in 2004 was $2,000. The rent paid in 2005 was $12,000 plus $4,500 of additional accrued rent for 2005. The rent paid for the 2006 was $27,000 which includes $4,500 of accrued rent for 2005 and a prepayment of $4,500 for 2007.

Advances to Related Parties

Name of Related Party	Date of Advance or Payment	Amount of Advance or Payment	Purpose of Advance or Payment	Status of Advance
Jendco Safety Supply, Beth Jarvis, principal	2006	Payment: $1,125	back office support services	$10,125 accrued at September 30, 2006. Before December 31, 2006, this amount was paid in full.
Beth Jarvis	2005	Advance: $15,333	Ms. Jarvis had us advance funds to meet her personal obligations at the time we were a private company. *	In 2005, we reclassified advances of $15,333 to Ms. Jarvis as salary in 2005.
Beth Jarvis	2005-2006	$28,217	Ms. Jarvis had us advance funds to meet her personal obligations at the time we were a private company.*	$13,971 was reclassified as compensation to Ms. Jarvis and the remainder was repaid in cash

* Triple Bay has adopted a policy that we will no longer make or obtain any such advances. We know of no reason this policy will be changed or modified. However, during the audit process it was discovered that all of the administration fee for 2006 had not been paid to Jendco Safety Supply, an affiliate.  There was an accrual adjustment and the expense was reflected in the financial statements.  The $3,375 unpaid amount of the fee was paid in full in January.

During 2006 Jendco Safety made purchases which totaled $22,413 or 14% of gross revenues. The items Jendco purchased are as follows:

•	Decon Showers
•	Pole Sets
•	Dual Inlet Shower Heads
•	Shower Pumps

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Item 13. Exhibits

(a)  List of documents filed as part of this Report:

  None

(b) Exhibits:

The following exhibits listed are filed as part of this Report:

10 STOCK PURCHASE AGREEMENT was entered into by and among BETH JARVIS (“Seller”); AVENEL FINANCIAL GROUP, INC. (“Purchaser”) and TRIPLE BAY INDUSTRIES, a Florida corporation dated January 10, 2007.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer, Beth Jarvis

32.1 Section 1350 Certification, Beth Jarvis

PART III - ITEM 14. FEES FOR ACCOUNTING SERVICES

Audit Fees

For fiscal year end 12/31/05: $21,253
For fiscal year end 12/31/06: $21,113

No other fees as specified in Item 9(e) of Schedule 14A were charged.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Title	Name	Date	Signature

Principal Executive
Officer	Beth Jarvis	January 24, 2007	/s/ Beth Jarvis

Principal Accounting	Beth Jarvis	January 24, 2007	/s/ Beth Jarvis
Officer

Principal Financial
Officer	Beth Jarvis	January 24, 2007	/s/ Beth Jarvis

In accordance with the Exchange Act, this report has been signed below by the following persons and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Beth Jarvis	Beth Jarvis	Director	January 24, 2007
/s/ Kevin Lynch	Kevin Lynch	Director	January 24, 2007