Form 10QSB
period 2007-03-31
Syzygy Entertainment Ltd
filed 2007-05-15
CIK 1367415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2007

Commission File Number:  333-136827

SYZYGY ENTERTAINMENT, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4114478
(State of Incorporation)	(IRS Employer ID No)

4201 Congress Street, Suite 145, Charlotte, NC 28208
(Address of principal executive office)

11502 Stonebriar Drive, Charlotte, NC 28277
(Former address of principal executive office)

(704)366-5122
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

The number of shares outstanding of registrant’s common stock, par value $.0001 per share, as of March 31, 2007, was 38,625,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

Syzygy Entertainment, Ltd. and Subsidiaries

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets

Current assets
Cash and cash equivalents	$47,551
Accounts receivable	28,772
Inventory	24,766
Deposits with agents	142,776
Prepaid expenses	17,733
Total current assets	261,598
Property and equipment, net	799,600
Deposits	63,000
Total assets	$1,124,198

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$43,823
Accrued expenses	293,175
Loans from shareholders	620,984
Convertible debentures	850,090
Total liabilities	1,808,072

Commitments and contingencies

Stockholders' equity
Preferred stock: $.001 par value; authorized 10,000,000 shares;
no shares issued and outstanding	—
Common stock: $.001 par value; authorized 200,000,000 shares;
38,625,000 shares issued and outstanding	38,625
Additional paid-in capital	2,486,752
Accumulated deficit	(3,209,251)
Total stockholders' equity	(683,874)
Total liabilities and stockholders' equity	$1,124,198

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2007 and 2006 (Operations commenced April 4, 2006)
(Unaudited)

	2007	2006

Revenue	$725,737	$—
Cost of goods sold	21,164	—
Gross profit	704,573	—

Operating expenses	864,106	—
General and administrative expense	575,164	—
Total deductions	1,439,270	—
Net loss from operations	(734,697)	—
Other income (expense):
Interest income	—	—
Interest expense	(14,982)	—
Other income (expense)	(14,982)	—
Net earnings (loss) before income taxes	(749,679)	—
Provision for income taxes	—	—
Net loss	$(749,679)	$—

Net loss per share, basic and diluted	$(0.02)	$—

Weighted average shares outstanding,
basic and diluted	34,173,056	30,100,000

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2007 and 2006 (Operations commenced April 4, 2006)
(Unaudited)

	2007	2006

Cash flows from operating activities
Net loss	$(749,679)	$—
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	31,229	—
Increase (decrease) from changes in:
Accounts receivable	(22,252)	—
Inventory	(7,774)	—
Deposits with agents	161,690
Prepaid expenses and other assets	(38,351)	—
Accounts payable	(36,985)	—
Accrued expenses	156,580	—
Net cash used in operating activities	(505,542)	—

Cash flows from investing activities
Acquisition of property and equipment	(88,424)	—
Net cash used in investing activities	(88,424)	—

Cash flows from financing activities
Loans from shareholders	491,427	—
Proceeds from debentures	150,090	—
Net cash provided by financing activities	641,517	—

Net increase in cash and cash equivalents	47,551	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$47,551	$—

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$—	$—
Income taxes	—	—

Non-cash investing and financing activities:

	$—	$—

See accompanying notes to condensed consolidated financial statements.

Syzygy Entertainment, Ltd. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following notes to the condensed consolidated financial statements and management’s discussion and analysis or plan of operation contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may include projections or expectations of future financial or economic performance of the Company, and statements of the Company’s plans and objectives for future operations. Words such as “expects”, “anticipates”, “approximates”, “believes”, “estimates”, “hopes”, “intends”, and “plans”, and variations of such words and similar expressions are intended to identify such forward-looking statements. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any such forward-looking statements. Important factors that could result in such differences, in addition to other factors noted with such forward-looking statements, include those discussed in Exhibit 99.3 filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 8-K/A dated February 16, 2007 and filed April 17, 2007.

NOTE 1—Accounting Policies

 Basis of presentation and organization
The condensed consolidated financial statements include the accounts of Syzygy Entertainment, Ltd. (“Syzygy”) (formerly Triple Bay Industries, Inc.) and its wholly-owned subsidiaries Rounders Ltd. (“Rounders”), and The Game International TCI, Ltd. (“The Game”) collectively referred to herein as “the Company” or “the Companies.” All significant intercompany balances and transactions have been eliminated in consolidation.

Syzygy was originally incorporated in Florida on January 12, 2006, to acquire the shares of Triple Bay Industries, Inc. (“Triple Bay Ohio”), an Ohio corporation incorporated on May 14, 1993. The acquisition was completed on August 11, 2006, and was recorded using Triple Bay Ohio’s historical cost.

Rounders is a Turks and Caicos Islands company incorporated pursuant to the Companies Ordinance 1981 as a Limited Liability Company on April 4, 2006. The Game was incorporated pursuant to the Companies Ordinance 1981 in the Turks and Caicos Islands as a Limited Liability Company on April 11, 2006.

Cash and cash equivalents
The Company considers all cash on hand, cash in banks and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Deposits with agents
A provision of their gaming licenses does not allow the Company to maintain a cash account. Accordingly, Rounders has arrangements with four agents to collect revenues and process payments.

Revenue recognition
Revenue from product sales is recognized when the related goods are shipped or delivered and all significant obligations have been satisfied. Revenue from services is recognized when the services are performed.

Income taxes
The Turks and Caicos Islands do not have any income tax. Accordingly, no deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” A valuation allowance would be recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires Rounders to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At March 31, 2007, all exercisable common stock equivalents (convertible debentures) were anti-dilutive and are not included in the earnings (loss) per share calculations. Accordingly, basic and diluted earnings per share are the same for all periods presented.

Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements
Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Inventory
Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

Property and equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (three to five years) for furniture, fixtures and equipment and ten years for leasehold improvements. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Fair value determination
Financial instruments consist of cash, deposits with agents, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Advertising costs
Rounders expenses advertising costs as incurred. Rounders recorded advertising and promotion costs of $53,925 for the three month period ended March 31, 2007 and none in 2006.

NOTE 2—Acquisition and nature of business

Acquisition of Rounders and The Game
On February 16, 2007, Syzygy completed its acquisition of Rounders and The Game pursuant to a Stock Exchange Agreement dated February 7, 2007. Pursuant to the Agreement, shareholders of Rounders received 30,000,000 shares and the sole shareholder of The Game received 100,000 shares. For accounting purposes, the acquisition was treated as the acquisition of Rounders and The Game by Syzygy with Rounders as the acquirer (reverse acquisition). Accordingly, the financial information prior to February 16, 2007, is that of Rounders and The Game.

Rounders and The Game
Rounders and its affiliated event promoter, The Game have been placed in a position to work with a native island associate with the goal of attracting a hotel/gaming and poker room development to the islands. Rounders has identified an appropriately sized site located in the Grace Bay resort district that is suitable for a gaming operation. To date, Rounders has opened “The Players’ Club”, an up-market licensed gaming, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”). The Players Club had its grand opening on December 9, 2006 by hosting a black tie affair with an exclusive invitation list.

The Island Opportunity
The Turks & Caicos Islands (TCI) lies at the southern tip of the Bahamas, just 75 minutes by air or 575 miles Southeast of Miami, and covers 193 square miles of the Atlantic Ocean. The Turks and Caicos Islands enjoy excellent air services from the US, Canada, Europe and the Caribbean, as well as reliable domestic services throughout the island chain. This accessibility combined with its close location to the US along with the fact that the Turks and Caicos Islands has the third largest coral reef system in the world, has led to the development of a very stable, growing, and profitable tourism industry over the last two decades.

Initially focusing on the diving industry, the island now encompasses both family beach vacations and increasing supplies a higher end product that caters to the discerning traveler seeking luxury accommodations. With a proliferation of upscale boutique resorts catering to this requirement, along with some of the best tropical beaches in the world, this steady incline in tourism and increasing accessibility has boosted property development in Turks & Caicos to an unprecedented scale.

The island currently does not have an operating casino, and there is recognition within the Government of a need to broaden the leisure and entertainment options for the visitor to the island, and that casino-style activities represent an important amenity necessary to enhance Turks & Caicos Islands reputation as a premium “must visit” destination. To this extent, Rounders Ltd has been placed in a position to work with a “belonger” (a native islander) associate with the goal of attracting a hotel/gaming and poker room development to the islands. Rounders Ltd., together with its partners and affiliated companies, has identified an appropriately sized site located in the Grace Bay resort district that would be suitable for a Hotel and Gaming operation.

The Johnny Chan TCI Invitational Poker Event
In advance of this proposed hotel/gaming development that would carry a branded poker room and as an introduction to poker tournaments on the island, an affiliated event promoter, The Game planned the Johnny Chan TCI Invitational Poker Tournament, which was held in the Turks & Caicos Islands on September 9-16, 2006. The field included three World Series of Poker (“WSOP”) champions, as seen on ESPN, Carlos “The Matador” Mortenson, Johnny Chan, and the most recent champion, crowned on August 11, 2006, Jamie Gold. Mr. Gold won a record 12 Million dollars in this years WSOP event. Other pro players included international names such as David “Devil Fish” Ulliot, Bob “The Butcher” Clark, Jeff Madsen, Bodog player David Williams, Amir Vahedi, Ian Frazer and a host of local players, with Jac Arama, Ashley Hayes and Michael Greco flying in from the UK for the Tournament. The eventual winner was the 2001 World Series of Poker champion, Carlos “The Matador” Mortenson.

The Players Club
Rounders, Ltd, with the assistance of Carib Gaming, Provo’s largest provider of slot route activities, has opened “The Players’ Club”, an up-market, licensed, gaming, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”). Provo, while having visitor numbers in the region of 160,000 tourists a year, does not have a licensed casino operating at this time, and adult recreational nightlife on island for tourists is limited to bars and restaurants.

Located in the newly opened 45 suite Queen Angel Resort, a top of the line gaming and poker facility has been completed and acted as the host site of the 2006 Johnny Chan TCI Invitational Poker Tournament. This facility has been outfitted with approximately 80 gaming machines providing 150 player seats, and the experience of playing games of chance as Texas Hold Em’, Black Jack, Roulette, slots and a variety of other card and dice games. The Players Club provides a gaming experience in the environment of a fully staffed and operational bar.

The Players Club had its grand opening on December 9, 2006 hosting a black tie reception with an exclusive invitation list and had nearly 500 guests in attendance. The Players Club is fully outfitted and operational with attainable expectations based on the first few days of gaming.

75 Slot License
Rounders has recently purchased an additional slot route gaming license in the Turks and Caicos. This license was provides for up to 75 slot machines with no more than 25 in any one location. Although the license does not specify which island it is specifically designated for, management believes it can be used on Provo or Grand Turk. Rounders intends to develop a lower scale facility to utilize this license.

Licensing for Slot Parlor, 100 Machines for 5 Islands
Rounders has petitioned, and the government has accepted, an application for Rounders to possess a license that would entitle the company to have 100 gaming machines on Provo, Grand Turk, North, South, and Middle Caicos.

Grand Turk, a New Facility
Recently, Rounders has initiated a letter of intent that would allow for the development, build out, and operation of a facility, similar to The Players Club, on the fast growing island, and capital of the Turks and Caicos Grand Turk. By partnering with the owners and developers of a newly opened, first class, Caribbean restaurant, located literally where the Carnival Cruise Ships signature blue beach chairs conclude, this restaurant property begins. Initially, the facility would hold up to 20 machines during the construction of a new building to host the remaining machines. Grand Turk is the capital of the island and hosts all the government operations and most of its facilities. A mere 3,800 residents call Grand Turk home, and for the most part, it has been a “sleepy” little island stretching just 14 miles from north to south. Government officials expect the cruise ship dock to bring an additional 400,000 tourists to the island each year.

Carnival Corp, the parent company of 12 cruise lines, invested $50 Million dollars into a cruise ship boat dock, a 13 acre day use resort, featuring the largest Jimmy Buffet Margaritaville themed restaurant in the Caribbean. The newly opened dock can hold two cruise ships at one time. In addition, Carnival provided start up money to local shore excursion companies to help support tourist related activities including tour vehicles, horse back rides, snorkeling, diving, sightseeing, and many other events. Currently, there are approximately 2 cruise ships per week coming into port, carrying up to 3,400 passengers and 1,800 crew members for the larger ships. At the height of the coming tourist and cruise season, the Grand Turk port is expected to have one cruise ship per day coming into port.

Go Big or Go Home International Poker Tournament
In October 2006, Rounders signed a contract to host the 2007 Go Big or Go Home International Poker Party. The scheduled dates are October 15 - 20, 2007. Go Big or Go Home features top branded international poker stars and some celebrities, who will all be diverging onto Provo and into the Players Club. The sponsorship agreement includes an upfront fee of $100,000 and 30% of the net earnings from the event.

On top of the sponsorship and profit share, this event will attract additional traffic to the island, and most importantly, traffic and recognition to The Players Club. A strange but true fact is when a poker player gets beat out of the tournament, the first thing they want to do is go play more poker. The Players Club will be able to reap the benefits of the “cash games” that pop up during and after the tournament, as well as, attract players to the other games of chance located in the building..

Grant of Poker License - Request for Exclusivity
Recently, Rounders has been granted a one of a kind poker license for the Turks and Caicos. Government recognized, by the public relations success of the Johnny Chan Invitational and the warm reception to the opening of The Players Club, that poker can be marketed as an internationally branded tourist destination event. With this recent license, Rounders plans to host up to four internationally developed poker tournaments per annum.

In addition to Go Big or Go Home, management is working with officials from the World Poker Tour to host a fall event on the island. In September, Rounders expects to host a similar event to the Johnny Chan, except branded more towards The Players Club. Because of the favorable location and island appeal, the European Poker Tour would be a suitable partner for the fourth event. The Johnny Chan tournament aroused significant interest and featured many players from Europe.

Jack McClelland Poker Management Agreement
Rounders has recently entered into an agreement with world renowned poker expert, Jack McClelland. Jack has over twenty five years experience in poker and is currently the tournament director and poker room host at the Bellagio Las Vegas but prior to this he was at The World Series of Poker with Jack Binion for fifteen years and the Director for the Commerce Casino in Los Angeles for nine years. Other Las Vegas tournaments include The Grand Prix of Poker (Golden Nugget), Super Bowl of Poker (Caesars Palace), Queens Poker Classic (Four Queens) and Knights of the Round Table (Tropicana). Jack is also in the Poker Dealer Hall of Fame.

In pursuit of attracting international players and sponsors, management found it necessary to seek out and retain the world’s best poker tournament manager. Jack is a perfect fit. He will oversee all aspects of the set up, operation, and management of the events on island. Jack will also retain, for the benefit of the company, the required and trained dealers, poker room managers, and appropriate staff to host a seamlessly smooth tournament.

Other Slot Route Opportunities
Rounders is exploring and evaluating other potential opportunities, both in the United States, Caribbean, Bermuda and Central America.

Operations of Triple Bay Industries, Inc.
Triple Bay manufactures and sells disposable decontamination systems. The primary market Triple Bay serves is for asbestos removal projects. This market arises when a building owner has asbestos in his building and wants to remove it in order to eliminate complying with asbestos regulations. In addition, Triple Bay’s disposable decontamination systems can be used in lead abatement projects, PCB decontamination and other remediation projects.

NOTE 3—Property and equipment

Property and equipment at March 31, 2007, consisted of the following:

Leasehold improvements	$348,800
Furniture and equipment	471,832
Automobile	23,606
844,238
Accumulated depreciation and amortization	(44,638)
$799,600

NOTE 4—Convertible debentures

Convertible debentures at March 31, 2007, consist of 8% subordinated debentures due December 31, 2007, with a face value of $850,090. The debentures are subordinated to all accounts payable of the Company incurred in the ordinary course of business and/or all bank debt of the Company.

The holder of the debenture is entitled, at its option, to convert within 30 days of receiving written notice from the Company, the principal amount plus any accrued interest into shares of the Company’s common stock if the Company raises capital through an Initial Public Offering of its securities, or into common shares of a public company that acquires the Company, at a conversion price equal to the per share price of the Initial Public Offering Price or the initial offering price per share of the first private placement completed by the publicly-traded company after its acquisition of the Company.

NOTE 5—Advances from stockholders

As of March 31, 2007, the Companies had received non-interest bearing advances from shareholders in the amount of $620,983.

NOTE 6—Stockholders’ equity (deficit)

Amendment to Articles of Incorporation and Bylaws
On February 6, 2007, the majority shareholder of the Company took stockholder action by its written consent without calling a meeting of all stockholders. The purpose of such action was to approve a Plan of Conversion pursuant to which the Company was converted from a Florida corporation known as Triple Bay Industries, Inc., into a Nevada corporation known as Syzygy Entertainment, Ltd. Shares representing the Nevada corporation will be issued upon surrender by existing shares of the Florida corporation to the Company’s transfer agent.

Redemption of Control Shares and Stock Split
Upon converting to a Nevada corporation, the Company had 15,262,000 common shares outstanding, of which 15,000,000 were controlled by the Company’s president. Pursuant to agreement, the Company’s president returned approximately 14,977,000 shares to the Company for cancellation.

A stock split of 30 shares for each share owned was previously approved and resulted in 8,525,000 outstanding shares before the acquisition of Rounders and The Game.

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.001. At March 31, 2007, there are no shares issued or outstanding.

Common Stock
The Company is authorized to issue 200,000,000 shares of common stock, par value $.001. At March 31, 2007, there were 38,625,000 shares issued and outstanding.

NOTE 7—Commitments and contingencies

The Company has entered into one lease agreement for The Players’ Club which requires monthly rental of $11,000 beginning August 1, 2006 for two years and monthly rental of $13,000 for the following three years. There is an option for years six through ten at a rate which is the greater of $15,000 per month or the then current market rent for similar premises in a similar location. The future minimum obligation under operating leases having a non-cancelable term in excess of one year as of March 31, 2007, is as follows: 2007 (9 months) - $99,000; 2008 - $142,000; 2009 - 156,000; 2010 - $156,000; and 2011 (8 months) - $104,000.

NOTE 8—Going concern

At March 31, 2007, the Company has a significant working capital deficit of $1,546,474. The major components of the working capital deficit include:p $850,090 in 8% convertible debentures, $620,984 in advances from stockholders and $293,175 in accrued expenses. The principal current assets include $142,776 in deposits with agents. The Company has not developed a revenue source which is sufficient to meet its obligations currently due within the next 12 months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans on raising additional funds through issuance of its 8% convertible debentures and ultimately through private placements of its common stock. If the Company is (i) unable to develop or acquire a business or improve its operating cash flows, (ii) unsuccessful in selling its 8% convertible debentures, or (iii) unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 9—Subsequent Event

The Company has reached an agreement in principal with Carib Gaming, Ltd. (“Carib”), a Turks and Caicos gaming provider, to acquire the profit participation in The Players Club from Carib in exchange for 400,000 restricted shares of the Company’s common stock and $691,000 in cash. The cash payment includes cash on hand at The Players Club of $70,000, equipment and other capital items of $461,000 and $160,000 for management fees due Carib, which are accrued at March 31, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

Rounders was organized on April 4, 2006, and after completing The Players Club, its first facility, commenced operations in December 2006.

REVENUES

Revenues amounted to $725,737 during the quarter ended March 31, 2007, which included $690,007 from gaming operations and $35,730 from the sale of disposable decontamination systems. The quarter ended March 31, 2007, represents our first full quarter of gaming operations. We plan to continue to expand our gaming operations and expect gaming revenues to continue to expand.

COSTS AND EXPENSES

Operating expenses amounted to $864,106 during the three month period ended March 31, 2007. The more significant items include $204,272 for the Government gaming tax, $162,195 in management fees and commissions for Carib Gaming’s management and $104,484 in staff payroll.

General and administrative expenses amounted to $575,164 during the three months ended March 31, 2007. These costs are not expected to continue at this level, as a substantial portion are legal and professional services and fees associated with establishing the business.

Item 3: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, and, based on its evaluation, our principal executive officer and principal financial officers have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On February 16, 2007, the Company completed its acquisition of Rounders, Ltd. and The Game International TCI, Ltd. and issued 30,000,000 shares of its common stock to the shareholders of Rounders and 100,000 shares of its common stock to the sole shareholder of The Game.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

Item 6: Exhibits

(a)	Exhibits—

Exhibit 31	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYZYGY ENTERTAINMENT, LTD.
May 9, 2007

By:  /s/ Michael D. Pruitt

Michael D. Pruitt, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)