Form 10QSB
period 2007-06-30
Syzygy Entertainment Ltd
filed 2007-08-14
CIK 1367415

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:                              June 30, 2007

Commission File Number:                   333-136827

SYZYGY ENTERTAINMENT, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4114478
(State of Incorporation)	(IRS Employer ID No)

4201 Congress Street, Suite 145, Charlotte, NC  28208
(Address of principal executive office)

 (704)366-5122
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of June 30, 2007, was 39,375,740.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒.

Syzygy Entertainment, Ltd. and Subsidiaries
Index

PART I	FINANCIAL INFORMATION (Unaudited)

Item 1:	Condensed Consolidated Balance Sheet as of June 30, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006	4

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2007 and 2006	6-7

	Notes to Condensed Consolidated Financial Statements	8-15

Item 2:	Management’s Discussion and Analysis or Plan of Operation	16-19

Item 3:	Controls and Procedures	20

PART II	OTHER INFORMATION	21-22

	Exhibits	23-24

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
June 30, 2007
(Unaudited)

Assets

Current assets
Cash and cash equivalents	$243,076
Accounts receivable	102,140
Inventory	3,148
Prepaid expenses	234,106
Total current assets	582,470
Property and equipment, net	1,200,573
Deposits and other assets	95,100
Total assets	$1,878,143

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$66,845
Accrued expenses	89,057
Loans from shareholders	1,533,580
Total liabilities	1,689,482

Commitments and contingencies

Stockholders' equity
Preferred stock: $.001 par value; authorized 10,000,000 shares;
no shares issued and outstanding	-
Common stock: $.001 par value; authorized 200,000,000 shares;
39,375,740 shares issued and outstanding	39,376
Additional paid-in capital	3,366,844
Accumulated deficit	(3,217,559)
Total stockholders' equity	188,661
Total liabilities and stockholders' equity	$1,878,143

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2007 and 2006 (Operations commenced April 4, 2006)
(Unaudited)

	2007	2006

Revenue	$598,022	$10,720
Cost of goods sold	26,457	-
Gross profit	571,565	10,720

Operating expenses	488,367	60,699
General and administrative expense	49,737	293,998
Total deductions	538,104	354,697
Net earnings (loss) from operations	33,461	(343,977)
Other income (expense):
Interest income	-	-
Interest expense	(11,201)	-
Other income (expense)	(11,201)	-
Net earnings (loss) from continuing operations	22,260	(343,977)
Discontinued operations	(22,377)	-
Net loss	$(117)	$(343,977)

Net loss per share, basic and diluted
Continuing operations	$0.00	$(0.01)
Discontinued operations	(0.00)	-
	$(0.00)	$(0.01)
Weighted average shares outstanding,
basic and diluted	38,977,991	30,100,000

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2007 and 2006 (Operations commenced April 4, 2006)
(Unaudited)

	2007	2006

Revenue	$1,083,757	$10,720
Cost of goods sold	26,457	-
Gross profit	1,057,300	10,720

Operating expenses	1,148,201	60,699
General and administrative expense	618,526	293,998
Total deductions	1,766,727	354,697
Net loss from operations	(709,427)	(343,977)
Other income (expense):
Interest income	-	-
Interest expense	(26,183)	-
Other income (expense)	(26,183)	-
Net earnings (loss) from continuing operations	(735,610)	(343,977)
Discontinued operations	(22,377)	-
Net loss	$(757,987)	$(343,977)

Net loss per share, basic and diluted
Continuing operations	$(0.02)	$(0.01)
Discontinued operations	(0.00)	-
	$(0.02)	$(0.01)
Weighted average shares outstanding,
basic and diluted	36,588,797	30,100,000

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2007 and 2006 (Operations commenced April 4, 2006)
(Unaudited)

	2007	2006

Cash flows from operating activities
Net loss	$(757,987)	$(343,977)
Discontinued operations	(22,377)	-
	(735,610)	(343,977)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	82,844	-
Stock compensation	4,000
Increase (decrease) from changes in:
Deposits with agents	-	(66,117)
Accounts receivable	(102,140)	-
Inventory	(3,148)	-
Deposits with agents	304,466
Prepaid expenses and other assets	(238,968)	(13,000)
Accounts payable	(9,497)	-
Accrued expenses	(21,574)	-
Net cash used in operating activities	(719,627)	(423,094)

Cash flows from investing activities
Acquisition of property and equipment	(591,410)	(46,394)
Net cash used in investing activities	(591,410)	(46,394)

Cash flows from financing activities
Loans from shareholders, net	1,404,023	69,488
Proceeds from sale of common stock	-	400,000
Proceeds from debentures	150,090	-
Net cash provided by financing activities	1,554,113	469,488

Net increase in cash and cash equivalents	243,076	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$243,076	$-

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for convertible debentures and interest	$876,873	$-

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

Syzygy was originally incorporated in Florida on January 12, 2006, to acquire the shares of Triple Bay Industries, Inc. (“Triple BayOhio”), an Ohio corporation incorporated on May 14, 1993.  The acquisition was completed on August 11, 2006, and was recorded using Triple BayOhio’s historical cost.

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

Deposits with agents
A provision of their gaming licenses did not allow the Company to maintain a cash account until June 1, 2007.  Accordingly, Rounders had arrangements with four agents to collect revenues and process payments.

Revenue recognition
Revenue from gaming services is recognized when the services are performed.  Revenue from product sales is recognized when the related goods are shipped or delivered and all significant obligations have been satisfied.

Income taxes
The Turks and Caicos Islands do not have any income tax.  Accordingly, no deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109,“Accounting for Income Taxes.” A valuation allowance would be recorded to reduce the carrying amounts of deferred tax assets unless management believes it is more likely than not that such assets will be realized.

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128,“Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At June 30, 2007, there were no common stock equivalents.  Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Fair value determination
Financial instruments consist of cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses and amounts due shareholders. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Advertising costs
The Company expenses advertising costs over the period receiving the benefit. The Company recorded advertising and promotion costs of $46,479 and $80,150 during the three months ended June 30, 2007 and 2006, respectively and $100,404 and $80,150 during the six months ended June 30, 2007 and 2006, respectively.

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

Rounders and The Game
Rounders and its affiliated event promoter, The Game have been placed in a position to work with a native island associate with the goal of attracting a hotel/gaming and poker room development to the islands.  To date, Rounders has opened “The Players’ Club”, an up-market licensed gaming, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”).  Provo, while having visitor numbers in the region of 160,000 tourists a year, did not have a licensed casino, and adult recreational nightlife on island for tourists was limited to bars and restaurants.  The Players Club had its grand opening on December 9, 2006 by hosting a black tie affair with an exclusive invitation list.

Located in the newly opened 45 suite Queen Angel Resort, a top of the line gaming and poker facility has been completed and acted as the host site of the 2006 Johnny Chan TCI Invitational Poker Tournament.  This facility has been outfitted with approximately 80 gaming machines providing 150 player seats, and the experience of playing games of chance, such as Texas Hold Em’, Black Jack, Roulette, slots and a variety of other card and dice games.  The Players Club provides a gaming experience in the environment of a fully staffed and operational bar.

Carib Gaming, Ltd.
The Company consummated an agreement with Carib Gaming, Ltd. (“Carib”), a Turks and Caicos gaming provider on June 1, 2007, to acquire the profit participation in The Players Club from Carib in exchange for 400,000 restricted shares of the Company’s common stock and $691,000 in cash.  The cash payment includes cash on hand at The Players Club of $70,000, equipment and other capital items of $461,000 and $160,000 for management fees due Carib.

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

Initially focusing on the diving industry, the island now encompasses both family beach vacations and increasingly supplies a higher end product that caters to the discerning traveler seeking luxury accommodations.  With a proliferation of upscale boutique resorts catering to this requirement, along with some of the best tropical beaches in the world, this steady incline in tourism and increasing accessibility has boosted property development in Turks & Caicos to an unprecedented scale.

The island currently does not have an operating casino, and there is recognition within the Government of a need to broaden the leisure and entertainment options for the visitor to the island, and that casino-style activities represent an important amenity necessary to enhance Turks & Caicos Islands reputation as a premium “must visit” destination. To this extent, Rounders Ltd has been placed in a position to work with a “belonger” (a native islander) associate with the goal of attracting a hotel/gaming and poker room development to the islands.  Rounders Ltd., together with its partners and affiliated companies, has identified an appropriately sized site located in the GraceBay resort district that would be suitable for a Hotel and Gaming operation.

Operations of Triple Bay Industries, Inc.
TripleBay manufactured and sold disposable decontamination systems.  The primary market TripleBay served was for asbestos removal projects.  This market arises when a building owner has asbestos in his building and wants to remove it in order to eliminate complying with asbestos regulations.  In addition, TripleBay’s disposable decontamination systems could be used in lead abatement projects, PCB decontamination and other remediation projects.  The Company recorded a loss of $22,377 when it sold the TripleBay operations effective April 1, 2007, in exchange for assumption of the existing debt.

NOTE 3—Property and equipment

Property and equipment at June 30, 2007, consisted of the following:

Leasehold improvements	$372,140
Furniture and equipment	901,080
Automobile	23,606

1,296,826
Accumulated depreciation and amortization	(96,253)

$1,200,573

NOTE 4—Convertible debentures

Effective May 31, 2007, convertible debentures consisting of 8% subordinated debentures due December 31, 2007, with a face value of $850,090 and related accrued interest of $26,753 were converted into 350,740 shares of the Company’s common stock.

NOTE 5—Advances from stockholders

As of June 30, 2007, the Companies had received non-interest bearing advances from shareholders in the amount of $1,533,580.

NOTE 6—Stockholders’ equity

Amendment to Articles of Incorporation and Bylaws
On February 6, 2007, the majority shareholder of the Company took stockholder action by its written consent without calling a meeting of all stockholders.  The purpose of such action was to approve a Plan of Conversion pursuant to which the Company was converted from a Florida corporation known as Triple Bay Industries, Inc., into a Nevada corporation known as Syzygy Entertainment, Ltd.  Shares representing the Nevada Corporation will be issued upon surrender of existing shares of the Florida Corporation to the Company’s transfer agent.

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

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.001.  At June 30, 2007, there are no shares issued or outstanding.

Common Stock
The Company is authorized to issue 200,000,000 shares of common stock, par value $.001.  At June 30, 2007, there were 39,375,740 shares issued and outstanding.

NOTE 7—Commitments and contingencies

The Company has entered into one lease agreement for The Players’ Club which requires monthly rental of $11,000 beginning August 1, 2006 for two years and monthly rental of $13,000 for the following three years.  There is an option for years six through ten at a rate which is the greater of $15,000 per month or the then current market rent for similar premises in a similar location.  The future minimum obligation under operating leases having a non-cancelable term in excess of one year as of June 30, 2007, is as follows:  2007 (6 months) - $66,000; 2008 - $142,000; 2009 – 156,000; 2010 - $156,000; and 2011 (8 months) - $104,000.

NOTE 8—Going concern

At June 30, 2007, the Company has a significant working capital deficit of $1,107,012.  The major component of the working capital deficit is the $1,533,580 in advances from stockholders.  The principal current assets include $243,076 in cash and $234,106 in deposits and prepaid expenses.  The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements.  In addition, the Company plans to expand its operations, which will require new capital.  Although the Company was profitable from continuing operations in the most recent quarter, these conditions raise doubt about the Company’s ability to continue as a going concern.  The Company plans on raising additional funds through private placements of its common stock to continue to expand the business.  If the Company is unable to develop or acquire a business or improve its operating cash flows or is unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern.  There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders.  If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted.  These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Item 2. Management’s Discussion and Analysis or Plan of Operation

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing earlier in this report. All statements other than statements of historical fact included in this Quarterly Report on Form 10-QSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

Rounders was organized on April 4, 2006, and after completing The Players Club, its first facility, commenced operations in December 2006.

Comparison of three months ended June 30, 2007 and 2006

REVENUES

Revenues amounted to $598,022 during the quarter ended June 30, 2007, as compared to $10,720 in the prior year period.  The quarter ended June 30, 2007, represents our second full quarter of gaming operations.  The 2006 period was the initial period of operations for the Company and included only nominal revenues as we began establishing operations.  Active operations did not commence until December 2006.  We plan to continue to expand our gaming operations and expect gaming revenues to continue to expand.

COSTS AND EXPENSES

Operating expenses amounted to $488,367 during the three month period ended June 30, 2007 as compared to $60,699 in the prior year period.  The more significant items include $182,841 for staff payroll, depreciation of $51,655, rent of $48,058 and security of $44,320.

General and administrative expenses amounted to $49,737 during the three months ended June 30, 2007 as compared to $293,998 in the year earlier period.  These costs have declined substantially and could continue to decline, as the majority was legal, travel and professional services and fees associated with establishing the business.

Comparison of six months ended June 30, 2007 and 2006

REVENUES

Revenues amounted to $1,083,757 during the six months ended June 30, 2007, as compared to $10,720 in the prior year period.  The six month period ended June 30, 2007, represents our first six months of gaming operations.  The 2006 period was the initial period of operations for the Company and included only nominal revenues as we began establishing operations.  Active operations did not commence until December 2006.  We plan to continue to expand our gaming operations and expect gaming revenues to continue to expand.

COSTS AND EXPENSES

Operating expenses amounted to $1,148,201 during the six month period ended June 30, 2007 as compared to $60,699 in the prior year period.  The more significant items include $287,124 for staff payroll, management fees of $132,098, depreciation of $82,844, rent of $85,248 and security of $91,648.

General and administrative expenses amounted to $618,526 during the six months ended June 30, 2007 as compared to $293,998 in the year earlier period.  These costs have declined substantially and could continue to decline, as the majority was legal, travel and professional services and fees associated with establishing the business.

Liquidity and capital resources

At June 30, 2007, we had a working capital deficit of $1,107,012.  The principal current assets included cash of $243,076 and deposits and prepaid expenses of $234,106.  The primary current liability was an advance from shareholders in the amount of $1,533,580.  While we may require additional advances from shareholders to meet short term needs, the current operation began operating profitably the last half of the second quarter and should continue to do so in the future.  We plan to expand our business in the Islands, and for this reason, we will require additional capital.  We expect to be able to raise additional capital through private placements of our common stock or loans from shareholders, when needed.

DISCONTINUED OPERATIONS

Effective April 1, 2007, we sold the operations of TripleBay in exchange for assumption of the related debt and recognized a loss of $22,377.

Item 3:        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, and, based on its evaluation, our principal executive officer and principal financial officers have concluded that these controls and procedures are effective.

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

PART II—OTHER INFORMATION

Item 2:            Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2007, the Company issued 400,000 common shares in a transaction with Carib Gaming and issued 350,740 common shares in exchange for $876,843 in convertible debentures and accrued interest.

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

SYZYGY ENTERTAINMENT, LTD.

August 6, 2007	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)