Form 10QSB
period 2007-09-30
Syzygy Entertainment Ltd
filed 2007-11-13
CIK 1367415

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	September 30, 2007

Commission File Number:	333-136827

SYZYGY ENTERTAINMENT, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4114478
(State of Incorporation)	(IRS Employer ID No)

4201 Congress Street, Suite 145, Charlotte, NC 28208
(Address of principal executive office)

(704) 366-5122
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

The number of shares outstanding of registrant’s common stock, par value $.001 per share, as of September 30, 2007, was 39,448,720.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

Syzygy Entertainment, Ltd. and Subsidiaries
Index

		Page

PART I	FINANCIAL INFORMATION (Unaudited)

Item 1:	Condensed Consolidated Balance Sheet as of September 30, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	7-12

Item 2:	Management’s Discussion and Analysis or Plan of Operation	13-15

Item 3:	Controls and Procedures	16

PART II	OTHER INFORMATION	17

	Exhibits	18-19

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
September 30, 2007
(Unaudited)

Assets

Current assets
Cash and cash equivalents	$355,747
Accounts receivable	347,025
Inventory	4,099
Prepaid expenses	174,316
Total current assets	881,187
Property and equipment, net	1,223,838
Deposits and other assets	95,800
Total assets	$2,200,825

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$360,192
Accrued expenses	214,404
Loans from shareholders	1,783,580
Total liabilities	2,358,176

Commitments and contingencies

Stockholders' deficit
Preferred stock: $.001 par value; authorized 10,000,000 shares;
no shares issued and outstanding	-
Common stock: $.001 par value; authorized 200,000,000 shares;
39,488,720 shares issued and outstanding	39,449
Additional paid-in capital	3,416,771
Accumulated deficit	(3,613,571)
Total stockholders' deficit	(157,351)
Total liabilities and stockholders' deficit	$2,200,825

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2007 and 2006 (Operations commenced April 4, 2006)
(Unaudited)

	2007	2006
REVENUE
Gaming revenue	$731,143	$-
Bar and miscellaneous revenue	17,846	-
Gross profit	748,989	-
COSTS AND EXPENSES
Cost of bar product	22,781	-
Government gaming tax	180,113	-
Operating expenses	394,924	47,762
General and administrative expense	11,390	347,207
Total deductions	609,208	394,969
Net earnings (loss) from operations	139,781	(394,969)
Other expense:
Poker tournaments	527,551	912,548
Expenses of new location	8,241	-
Other expense	535,792	912,548
Net loss from continuing operations	(396,011)	(1,307,517)
Discontinued operations	-	-
Net loss	$(396,011)	$(1,307,517)

Net loss per share, basic and diluted
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	-	-
	$(0.01)	$(0.04)
Weighted average shares outstanding,
basic and diluted	39,448,720	30,100,000

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2007 and 2006 (Operations commenced April 4, 2006)
(Unaudited)

	2007	2006
REVENUE
Gaming revenue	$2,228,700	$-
Bar and miscellaneous revenue	47,204	-
Gross profit	2,275,904	-
COSTS AND EXPENSES
Cost of bar product	49,238	-
Government gaming tax	623,272	-
Operating expenses	1,526,457	108,461
General and administrative expense	629,917	446,771
Total deductions	2,828,884	555,232
Net loss from operations	(552,980)	(555,232)
Other expense:
Poker tournaments	544,218	1,096,261
Expenses of new location	8,241	-
Interest expense	26,183	-
Other expense	578,642	1,096,261
Net earnings (loss) from continuing operations	(1,131,622)	(1,651,493)
Discontinued operations	(22,377)	-
Net loss	$(1,153,999)	$(1,651,493)

Net loss per share, basic and diluted
Continuing operations	$(0.03)	$(0.05)
Discontinued operations	(0.00)	-
	$(0.03)	$(0.05)
Weighted average shares outstanding,
basic and diluted	37,571,845	30,100,000

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and 2006 (Operations commenced April 4, 2006)
(Unaudited)

	2007	2006

Cash flows from operating activities
Net loss	$(1,153,999)	$(1,651,493)
Discontinued operations	(22,377)	-
	(1,131,622)	(1,651,493)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	140,954	-
Stock compensation	4,000	-
Increase (decrease) from changes in:
Accounts receivable	(347,025)	-
Inventory	(4,099)	-
Deposits with agents	304,466	(719,836)
Prepaid expenses and other assets	(179,879)	(13,000)
Accounts payable	283,850	2,744
Accrued expenses	103,773	-
Net cash used in operating activities	(825,582)	(2,381,585)

Cash flows from investing activities
Acquisition of property and equipment	(672,785)	(322,015)
Net cash used in investing activities	(672,785)	(322,015)

Cash flows from financing activities
Loans from shareholders, net	1,654,024	238,600
Proceeds from sale of common stock	50,000	2,465,000
Proceeds from debentures	150,090	-
Net cash provided by financing activities	1,854,114	2,703,600

Net increase in cash and cash equivalents	355,747	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$355,747	$-

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for convertible debentures and interest	$876,873	$-

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

Earnings (loss) per common share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At September 30, 2007, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (three to five years) for furniture, fixtures and equipment and the lease term for leasehold improvements. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Fair value determination

Financial instruments consist of cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued expenses and amounts due shareholders. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Advertising costs

The Company expenses advertising costs over the period receiving the benefit. The Company recorded advertising and promotion costs of $6,032 and $24,766 during the three months ended September 30, 2007 and 2006, respectively and $106,436 and $101,891 during the nine months ended September 30, 2007 and 2006, respectively.

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

Rounders and The Game

Rounders and its affiliated event promoter, The Game were placed in a position to work with a native island associate with the goal of attracting a hotel/gaming and poker room development to the islands. To date, Rounders has opened “The Players’ Club”, an up-market licensed gaming, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”). Provo, while having visitor numbers in the region of 160,000 tourists a year, did not have a licensed casino, and adult recreational nightlife on island for tourists was limited to bars and restaurants. The Players Club had its grand opening on December 9, 2006 by hosting a black tie affair with an exclusive invitation list.

Located in the newly opened 45 suite Queen Angel Resort, a top of the line gaming and poker facility has been completed and acted as the host site of the 2006 Johnny Chan TCI Invitational Poker Tournament and the 2007 World Poker Tour tournament at the end of September 2007. This facility has been outfitted with approximately 80 gaming machines providing 150 player seats, and the experience of playing games of chance, such as Texas Hold Em’, Black Jack, Roulette, slots and a variety of other card and dice games. The Players Club provides a gaming experience in the environment of a fully staffed and operational bar.

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

Operations of Triple Bay Industries, Inc.

Triple Bay manufactured and sold disposable decontamination systems. The primary market Triple Bay served was for asbestos removal projects. This market arises when a building owner has asbestos in his building and wants to remove it in order to eliminate complying with asbestos regulations. In addition, Triple Bay’s disposable decontamination systems could be used in lead abatement projects, PCB decontamination and other remediation projects. The Company recorded a loss of $22,377 when it sold the Triple Bay operations effective April 1, 2007, in exchange for assumption of the existing debt.

NOTE 3—Property and equipment

Property and equipment at September 30, 2007, consisted of the following:

Leasehold improvements	$372,970
Furniture and equipment	967,798
Automobiles	37,433

1,378,201
Accumulated depreciation and amortization	(154,363)

$1,233,838

NOTE 4—Convertible debentures

Effective May 31, 2007, convertible debentures consisting of 8% subordinated debentures due December 31, 2007, with a face value of $850,090 and related accrued interest of $26,753 were converted into 350,740 shares of the Company’s common stock.

NOTE 5—Advances from stockholders

As of September 30, 2007, the Companies had received non-interest bearing advances from shareholders in the amount of $1,783,580.

NOTE 6—Stockholders’ equity

Amendment to Articles of Incorporation and Bylaws

On February 6, 2007, the majority shareholder of the Company took stockholder action by its written consent without calling a meeting of all stockholders. The purpose of such action was to approve a Plan of Conversion pursuant to which the Company was converted from a Florida corporation known as Triple Bay Industries, Inc., into a Nevada corporation known as Syzygy Entertainment, Ltd. Shares representing the Nevada Corporation have been issued upon surrender of existing shares of the Florida Corporation to the Company’s transfer agent.

Redemption of Control Shares and Stock Split

Upon converting to a Nevada corporation, the Company had 15,262,000 common shares outstanding, of which 15,000,000 were controlled by the Company’s president. Pursuant to agreement, the Company’s president returned approximately 14,977,000 shares to the Company for cancellation.

A stock split of 30 shares for each share owned was previously approved and resulted in 8,577,980 outstanding shares before the acquisition of Rounders and The Game.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.001. At September 30, 2007, there are no shares issued or outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $.001. At September 30, 2007, there were 39,448,720 shares issued and outstanding.

NOTE 7—Commitments and contingencies

Leases

The Company has entered into one lease agreement for The Players’ Club which requires monthly rental of $11,000 beginning August 1, 2006 for two years and monthly rental of $13,000 for the following three years. There is an option for years six through ten at a rate which is the greater of $15,000 per month or the then current market rent for similar premises in a similar location. The future minimum obligation under operating leases having a non-cancelable term in excess of one year as of September 30, 2007, is as follows: 2007 (3 months) - $33,000; 2008 - $142,000; 2009 - 156,000; 2010 - $156,000; and 2011 (8 months) - $104,000. The Company entered into a lease for restaurant space at a cost of $8,000 per month for five years, commencing on August 1, 2007. The Company is in process of completing a sub-lease on the restaurant space at terms similar to those in the principal lease and is anticipating only nominal out-of-pocket cost for the space during the term of the lease. The Company plans to build out a gaming facility attached to the restaurant.

Expansion

The Company is in process of developing several possible expansion plans which include an operating casino and other gaming machine sites. Funding for these possible expansions will require additional funding which management of the Company should be available either through additional debt or a private placement of equity.

NOTE 8—Going concern

At September 30, 2007, the Company has a significant working capital deficit of $1,476,989. The major component of the working capital deficit is the $1,783,580 in advances from stockholders. The principal current assets include $355,747 in cash, accounts receivable of $347,025 and $174,316 in deposits and prepaid expenses. The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements. In addition, the Company plans to expand its operations, which will require new capital. Although the Company was profitable from gaming operations in the most recent quarter, excluding the loss from the poker tournament, these conditions raise doubt about the Company’s ability to continue as a going concern. The Company plans on raising additional funds through loans or private placements of its common stock to continue to expand the business. If the Company is unable to improve its operating cash flows or is unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Item 2. Management’s Discussion and Analysis or Plan of Operation

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements appearing earlier in this report. All statements other than statements of historical fact included in this Quarterly Report on Form 10-QSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

Rounders was organized on April 4, 2006, and after completing The Players Club, its first facility, commenced operations in December 2006.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUES

Revenues, principally from gaming, amounted to $748,989 during the quarter ended September 30, 2007, as compared to none in the prior year period. The quarter ended September 30, 2007, represents our third full quarter of gaming operations. The 2006 period was the initial period of operations for the Company and included no gaming revenues as we began establishing operations. Active operations did not commence until December 2006. We plan to continue to expand our gaming operations and expect gaming revenues to continue to expand.

COSTS AND EXPENSES

Government gaming tax is 30% of our revenue from gaming machines and amounted to $180,113 during the three months ended September 30, 2007 and none in the 2006 period.

Operating expenses amounted to $394,924 during the three month period ended September 30, 2007 as compared to $47,762 in the prior year period. The more significant items include $167,789 for staff payroll, depreciation of $58,110, rent of $37,320 and security of $40,320.

General and administrative expenses amounted to $11,390 during the three months ended September 30, 2007 as compared to $347,207 in the year earlier period. These costs have declined substantially and should continue nearer the lower level, as the majority in 2006 was legal, travel and professional services and fees associated with establishing the business and the 2007 amount includes accounting and fees associated with being a public company.

In 2007, we hosted the World Poker Tour tournament at the end of September. In September 2006, we hosted the Johnny Chan TCI Invitational Poker Tournament. The tournaments are planned to be a secondary source of revenue and results during the three months ended September 30, 2007 and 2006 is as follows:

	2007	2006

Revenues	$791,553	$190,540
Costs and expenses	1,319,104	1,103,088

Net loss	$(527,551)	$(912,548)

After hosting the World Poker Tour tournament for our first time, management has estimated that the 2008 tournament costs should be approximately 50% of the costs incurred in the initial year.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

REVENUES

Revenues, principally from gaming, amounted to $2,275,904 during the nine months ended September 30, 2007, as compared to none in the prior year period. The nine month period ended September 30, 2007, represents our first nine months of gaming operations. The 2006 period was the initial period of operations for the Company and included no gamine revenues as we began establishing operations. Active operations did not commence until December 2006. We plan to continue to expand our gaming operations and expect gaming revenues to continue to expand.

COSTS AND EXPENSES

Government gaming tax amounted to $623,272 during the nine month period ended September 30, 2007 and none in the same period of 2006.

Operating expenses amounted to $1,526,457 during the nine month period ended September 30, 2007 as compared to $108,461 in the prior year period. The more significant items include $454,913 for staff payroll, management fees of $154,455, depreciation of $140,954, rent of $122,568 and security of $131,968.

General and administrative expenses amounted to $629,917 during the nine months ended September 30, 2007 as compared to $446,771 in the year earlier period. These costs have declined substantially in the last quarter and should continue to decline, as the majority was legal, travel and professional services and fees associated with establishing the business in 2006 and the early part of 2007.

In 2007, we hosted the World Poker Tour tournament at the end of September. In September 2006, we hosted the Johnny Chan TCI Invitational Poker Tournament. The tournaments are planned to be a secondary source of revenue and results during the nine months ended September 30, 2007 and 2006 is as follows:

	2007	2006

Revenues	$791,553	$201,260
Costs and expenses	1,335,771	1,297,521

Net loss	$(544,218)	$(1,096,261)

After hosting the World Poker Tour tournament for our first time, management has estimated that the 2008 tournament costs should be approximately 50% of the costs incurred in the initial year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had a working capital deficit of $1,476,989. The principal current assets included cash of $355,747, accounts receivable of $347,025 and deposits and prepaid expenses of $174,316. The primary current liability was an advance from shareholders in the amount of $1,783,580. While we may require additional advances from shareholders to meet short term needs, the current operation began operating profitably the last half of the second quarter, except for the results of the poker tournament, and should continue to do so in the future. We plan to expand our business in the Islands, and for this reason, we will require additional capital. We expect to be able to raise additional capital through private placements of our common stock or loans from shareholders, when needed.

DISCONTINUED OPERATIONS

Effective April 1, 2007, we sold the operations of Triple Bay in exchange for assumption of the related debt and recognized a loss of $22,377.

Item 3:    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007, and, based on its evaluation, our principal executive officer and principal financial officers have concluded that these controls and procedures are effective.

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

PART II—OTHER INFORMATION

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2007, the Company issued 20,000 common shares in exchange for $50,000 in cash.

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

SYZYGY ENTERTAINMENT, LTD.

November 9, 2007	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)