Form 10-K
period 2007-12-31
Syzygy Entertainment Ltd
filed 2008-03-27
CIK 1367415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number 333-136827

SYZYGY ENTERTAINMENT, LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-4114478
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

The Rotunda, 4201 Congress Street, Suite 145, Charlotte, NC  28209
(Address of Principal Executive Office) (Zip Code)

Issuer’s telephone number (704) 366-5122

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐; No ☒.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $62,752,060.

As of February 29, 2008, the registrant had outstanding 40,194,035 shares of its common stock, par value of $0.001, its only class of voting securities.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

SYZYGY ENTERTAINMENT, LTD.
TABLE OF CONTENTS

FORM 10-K

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

PART I

ITEM 1:	BUSINESS

Syzygy Entertainment Ltd, a Nevada corporation, formerly known as Triple Bay Industries, Inc., (“Syzygy” or “SYZG” or the “Company”), is publicly traded on the Over-The-Counter Bulletin Board market under the ticker symbol SYZG. Syzygy, through its acquisition of Rounders Ltd., a Turks and Caicos company and The Game International TCI, Ltd., a Turks and Caicos company (hereinafter collectively referred to as “Rounders”) is focused on the development and operation of destination gaming and resort facilities in the Turks and Caicos Islands. To date, Rounders has opened “The Players’ Club”, an up-market licensed casino, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”). Rounders has opened a second slot parlor on the island of Grand Turk, the capital of the Turks and Caicos Islands. It is located in Big Daddy’s Beach Shack, adjacent to the Carnival Cruise Line Facility. Subsequent to year end, Rounders has located 3 additional slot locations on North Caicos, as well as two additional locations near the airport on Provo. The Company discontinued operations of the business of manufacturing and selling disposable decontamination systems, which formed the basis of its operations before the acquisition of Rounders.

Rounders, Ltd., a Turks and Caicos corporation and its affiliated company The Game International TCI, Ltd. (the “Company” or “Rounders”), were originally incorporated in 2006. Rounders has been placed in a position to work with a “belonger” (a native islander) associate with the goal of attracting a hotel, casino, gaming and poker room development to the islands. Rounders together with its partners and affiliated companies has identified an appropriately sized site located in the Grace Bay resort district that would be suitable for a gaming operation. Discussions are also underway in regards to the planning, financing, and construction of a destination hotel/gaming resort.

The Island Opportunity

The Turks & Caicos Islands (TCI) lies at the southern tip of the Bahamas, just 75 minutes by air or 575 miles Southeast of Miami and covers 193 square miles in the Atlantic Ocean. The Turks and Caicos Islands enjoy excellent air services from the US, Canada, Europe and the Caribbean, as well as reliable domestic services throughout the island chain. This accessibility combined with its close location to the US along with the fact that the Turks and Caicos Islands has the third largest coral reef system in the world, has led to the development of a very stable, growing, and profitable tourism industry over the last two decades.

Initially focusing on the diving industry, the island now encompasses both family beach vacations and increasing supplies a higher end product that caters to the discerning traveler seeking luxury accommodations. With a proliferation of upscale boutique resorts along with some of the best tropical beaches in the world, this steady incline in tourism and increasing accessibility has boosted property development in Turks & Caicos to an unprecedented scale.

The island currently has two operating casinos with The Players Club being one of them. The Government recognizes the need to broaden the leisure and entertainment options for the visitor to the island. Casino-style activities represent an important amenity necessary to enhance Turks & Caicos Islands reputation as a premium “must visit” destination.

The Players Club

Rounders Ltd opened “The Players’ Club”, an up-market, licensed, casino, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”) in December of 2006. Provo, while having visitor numbers in the region of 160,000 tourists a year, does not have a licensed casino operating at this time, and adult recreational nightlife on island for tourists is limited to bars and restaurants.

Located in the newly opened Queen Angel Resort, a top of the line gaming and poker facility has been completed. This facility has been outfitted with approximately 80 gaming machines providing 150 player seats, and the experience of playing games of chance as Texas Hold Em, Black Jack, Roulette, slots and a variety of other card and dice games. The Players Club provides a gaming experience in the environment of a fully staffed and operational bar.

Licensing for Live Gaming

On February 8, 2008, we received approval for a full-scale casino license, which is a major addition to our current offerings. A live gaming license allows us to operate a full scale casino and has shown a dramatic increase in volume at the current Players’ Club location since introduction. In addition, the live gaming license will allow us to pursue an international clientele and capture further revenue streams associated with that influx of volume. One of only two licenses issued in the country, we believe, with our current strategies, we are poised to seize control of the majority of the gaming dollars in the market.

Licensing for Slot Parlor, 100 Machines for 5 Islands

Rounders has petitioned, and the government has accepted, an application for Rounders to possess a license that would entitle the Company to have 100 gaming machines on Provo, Grand Turk, North, West, and Middle Caicos. In the first few months of operation of The Players Club, the Government has recognized the distinct advantages to facilities like The Players Club, versus games, 4 at a time, located in the bars and restaurants.

Grand Turk, a New Facility

In December 2007, Rounders established the first four slot machines in Big Daddy’s Beach Shack, perfectly positioned next to the Carnival Cruise Line docking station. By partnering with the managers and operators of a newly opened, first class, Caribbean restaurant, located literally where the Carnival Cruise Ships signature blue beach chairs conclude, this restaurant property begins. The future development plans for the facility would hold up to 25 machines and a new building would be constructed to host the remaining machines. Grand Turk is the capital of the island and hosts most of the government operations and facilities. A mere 3,800 residents call Grand Turk home, and for the most part, it has been a “sleepy” little island stretching just 14 miles from north to south. Government officials expect the cruise ship dock to bring an additional 400,000 tourists to the island each year.

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

75 Slot License

Rounders has recently purchased an additional slot route gaming license in the Turks and Caicos that allows for the deployment of up to 25 gaming machines in a single location. Although the license does not specify which island it is specifically designated for, management believes it can be used on Provo, Grand Turk, or any other island in the Turks and Caicos. Rounders intends to develop a lower scale, “locals” facility to utilize this license. By partnering with an existing building owner, Rounders believes The Players Club, designed more like a traditional gaming facility, may be too formal for a lot of the local players, which have a more “laid back” Caribbean lifestyle. Local play on Provo alone was more than six million dollars in 2006 and is growing each year with the growth in tourism and employment.

Grant of Poker License

Rounders has been granted a one of a kind poker license for the Turks and Caicos. The Government recognized from the public relations success of the Johnny Chan Invitational, poker can be marketed as an internationally branded tourist destination event.

The Players Club Turks and Caicos Classic in Association with the World Poker Tour

From September 24, 2007 until October 1, 2007, Rounders hosted a World Poker Tour event on the island called The Players Club Turks and Caicos Classic. The event was held at Club Med and filmed for the Game Show Network, scheduled to be aired on May 19, 2008. Local partner, Rhynie Campbell came away with the first place prize of nearly $433,000. Since the completion of the event, the World Poker Tour has cancelled its agreement with Rounders, along with most other “foreign location” poker events that they held in 2007.

Other Poker Events

In advance of this proposed hotel/gaming resort development that would carry a branded poker room and as an introduction to poker tournaments on the island, an affiliated event promoter, The Game International Ltd, created and hosted the Johnny Chan TCI Invitational Poker Tournament, which was held in the Turks & Caicos Islands on September 9-16, 2006. The field included three World Series of Poker (“WSOP”) champions, as seen on ESPN, Carlos “The Matador” Mortenson, Johnny Chan, and the most recent champion, crowned on August 11, 2006, Jamie Gold. Mr. Gold won a record 12 Million dollars in this years WSOP event. Other pro players included international names such as David “Devil Fish” Ulliot, Bob “The Butcher” Clark, Jeff Madsen, Bodog player David Williams, Amir Vahedi, Ian Frazer and a host of local players, with Jac Arama, Ashley Hayes and Michael Greco flying in from the UK for the Tournament. The eventual winner was the 2001 World Series of Poker champion, Carlos “The Matador” Mortenson.

In 2007, in an effort to gain a World Poker Tour event, Rounders entered into an agreement with world renowned poker expert, Jack McClelland. Jack has over twenty-five years experience in poker and is currently the tournament director and poker room host at the Bellagio Las Vegas. Prior to this, he was at The World Series of Poker with Jack Binion for fifteen years and the Director for the Commerce Casino in Los Angeles for nine years. Other Las Vegas tournaments include The Grand Prix of Poker (Golden Nugget), Super Bowl of Poker (Caesars Palace), Queens Poker Classic (Four Queens) and Knights of the Round Table (Tropicana). Jack is also in the Poker Dealer Hall of Fame. The agreement with Mr. McClelland has been terminated.

Hotel/Casino, Land and Development

Rounders expects to purchase land that someday will host what would be considered a more traditional, hotel, resort and gaming facility. Although there are no current agreements, management believes partnering with a “name brand” hotel operator that would bring a reservation systems and operational management to the island, would be the best fit possible at this time. The recent approval for a full line class 3 gaming license, which allows live dealing and a reduced tax rate, adds substantial value to the company and in negotiations with hotel operators and brands.

Other Slot Route Opportunities

Rounders is exploring and evaluating other potential opportunities, both in the United States, Caribbean, Bermuda and Central America.

Employees

At December 31, 2007, the Company’s CEO was the only part-time employee at the Company’s headquarters in Charlotte, North Carolina. At December 31, 2007, we had 15 full time and 7 part time employees in our gaming operations in the Turks and Caicos Islands.

Our employees are not represented by a labor union. We have experienced no work stoppage and believe that our employee relationships are good.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	PROPERTIES

Rounders opened “The Players’ Club,” an up-market, licensed, gaming bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”) in December of 2006. The property is subject to a five-year lease which requires a monthly rental of $11,000 for two years commencing August 1, 2006 and $13,000 for the final three years. The Company has an option for an additional five years at a rate which is the greater of $15,000 per month or the then current market rent for similar premises in a similar location.

Rounders leased a facility at White Sands on the island of Grand Turk which includes a restaurant and small gaming room. The property is subject to a five-year lease commencing August 1, 2007 at a monthly rental of $8,000. The restaurant was sub-leased in December 2007 at the rate of $6,000 per month commencing in January 2008 for the remainder of the five-year term of the primary lease.

Effective March 1, 2008, Rounders entered into a one-year lease of a facility at the Turks and Caicos Airport Hotel & Suites on Providenciales. The lease requires a monthly rental of $6,000.

ITEM 3:	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor to our knowledge, is any legal proceeding threatened against us.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our $0.001 par value per share common stock is traded in the over-the-counter market and is quoted on the National Association of Securities Dealers (“NASD”) Over-The Counter Bulletin Board (“OTCBB”) under the symbol “SYZG.OB.”

The following table sets forth the quarterly high and low daily bids for our common stock as reported by the OTCBB for the period from February 16, 2007 through December 31, 2007, the period during which it has been trading. The bids reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There has been very limited sales volume in our common stock. Accordingly, the posted prices may represent amounts substantially in excess of the amount for which the stock could be sold.

	High	Low
2007:
Fourth quarter	$6.00	$2.40
Third quarter	$5.00	$4.00
Second quarter	$5.00	$4.00
First quarter	$5.00	$4.00

The OTCBB is a quotation service sponsored by the NASD that displays real-time quotes and volume information in over-the-counter (“OTC”) equity securities. The OTCBB does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the OTCBB may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding OTC securities. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the OTCBB.

HOLDERS

At February 29, 2008, there were approximately 80 holders of record of our common stock, which includes 1,588,559 shares in the public float.

DIVIDENDS

We have never paid cash dividends on our common stock and intend to utilize current and future resources to implement our plan of operations. Therefore, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have an equity compensation plan at December 31, 2007.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2007, we had no sales of our common stock.

ITEM 6:	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, we may publish forward-looking statements relative to such matters as anticipated financial results, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. The following discussion and analysis should be read in conjunction with the report on the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements appearing later in this report. All statements other than statements of historical fact included in this Annual Report on Form 10-K are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to, the following: our current liquidity needs, as described in our periodic reports; changes in the economy; our inability to raise additional capital; our involvement in potential litigation; volatility of our stock price; the variability and timing of business opportunities; changes in accounting policies and practices; the effect of internal organizational changes; adverse state and federal regulation and legislation; and the occurrence of extraordinary or catastrophic events and terrorist acts. These factors and others involve certain risks and uncertainties that could cause actual results or events to differ materially from management’s views and expectations. Inclusion of any information or statement in this report does not necessarily imply that such information or statement is material. We do not undertake any obligation to release publicly revised or updated forward-looking information, and such information included in this report is based on information currently available and may not be reliable after this date.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. Substantially all activity in 2006 revolved around poker tournaments and events until the December 2006 opening of The Players Club. Operations in 2007 included both The Players Club and a World Poker Tour tournament. Based on our results to date, we have decided to delay any new poker tournaments and concentrate our resources on gaming. We also began live gaming in February 2008 and, as a result of our new license, will have substantially lower government gaming taxes in the future.

We have not established a consistent source of revenue sufficient to fund the development of the business, the projected operating expenses and commitments for the next twelve months. However, with the reduction in government gaming tax discussed above, the elimination of the poker tournament loss, the addition of live gaming and the expected reductions in start-up general and administrative expenses, we expect to become profitable during 2008. Until we achieve profitability and positive cash flow, we will need to continue to rely on non-interest bearing advances from shareholders to meet short-term liquidity needs.

Our ability to continue as a going concern during the next year depends on our success in executing these plans. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Revenue

Total revenues from The Players Club increased to $2,754,914 in 2007 from $145,219 in 2006. This increase is primarily due to an increase in the period of operations. In 2006, we were only open about 3 weeks, whereas, we operated for all of 2007. Revenues are primarily from gaming machines in 2007 and 2006. We introduced live gaming in February 2008 and expect revenues to increase substantially in 2008.

Costs and expenses

Government gaming tax has been 30% of net revenue from gaming machines. With the new license for live gaming starting in February 2008, the tax is calculated on a sliding scale with a maximum of 15%. Accordingly, gaming tax should be no more that 50% of the level in 2007 and 2006 in the future.

Operating expenses amounted to $2,121,277 in 2007 as compared to $491,254 in 2006. The majority of the amount in 2006 relates to the start-up of operations. The 2007 amount includes $173,940 in management fees and commissions paid to the former management firm which we bought out in early May 2007. This amount will not recur in 2008. Current projections indicate that operating expenses should go down by approximately 10% from the 2007 total and that revenues should increase substantially with the addition of live gaming.

General and administrative expenses are primarily the costs incurred in establishing the business. The 2007 amount includes consulting fees in the amount of $800,000 which are not expected to recur.

Other

We expect to concentrate our resources on developing our gaming business. Accordingly, we do not expect to have a poker tournament or the associated loss in the near future.

NEW ACCOUNTING STANDARDS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning January 1, 2008. We are currently evaluating the impact of SFAS No. 157 but do not expect that it will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition our most critical accounting policy relates to cash management. We handle significant amounts of cash and also extend credit to a number of individuals. We have qualified personnel to manage our operation and use industry standards and guidelines to establish operating controls. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

Rounders Ltd opened “The Players’ Club”, an up market, licensed, gaming bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”) in December of 2006. The property is subject to a five-year lease which requires a monthly rental of $11,000 for two years commencing August 1, 2006 and $13,000 for the final three years. The Company has an option for an additional five years at a rate which is the greater of $15,000 per month or the then current market rent for similar premises in a similar location.

Rounders leased a facility at White Sands on the island of Grand Turk which includes a restaurant and small gaming room. The property is subject to a five-year lease commencing August 1, 2007 at a monthly rental of $8,000. The restaurant was sub-leased in December 2007 at the rate of $6,000 per month commencing in January 2008 for the remainder of the five-year term of the primary lease.

Effective March 1, 2008, Rounders entered into a one-year lease of a facility at the Turks and Caicos Airport Hotel & Suites on Providenciales. The lease requires a monthly rental of $6,000.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

	Payments due by Period (000's)
	Total	Year 1	Year 2-3	Year 4-5	Over 5 years
Operating lease obligations:
The Players Club lease	$558	$142	$312	$104	$-
White Sands lease	440	96	192	152	-
Restaurant sub-lease	(330)	(72)	(144)	(114)	-
Airport lease	72	60	12
Total	$740	$226	$372	$142	$-

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS

The Consolidated Financial Statements of Syzygy Entertainment, Ltd. and Subsidiaries together with the report thereon of Moore & Associates, Chartered. for the year ended December 31, 2007 and the period from inception (April 4, 2006) through December 31, 2006, is set forth as follows:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	15
Consolidated Balance Sheets	16
Consolidated Statements of Operations	17
Consolidated Statements of Stockholders’ Equity (Deficit)	18
Consolidated Statements of Cash Flows	19-20
Notes to Consolidated Financial Statements	21-28

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SYZYGY Entertainment, Ltd. and Subsidiaries

We have audited the accompanying balance sheet of SYZYGY Entertainment, Ltd. and Subsidiaries as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and period from inception on April 4, 2006 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYZYGY Entertainment, Ltd. and Subsidiaries as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007 and period from inception on April 4, 2006 through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has significant working capital deficit of $2,378,969 at December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 25, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006

	December 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$86,454	$-
Deposits with agents	-	304,466
Accounts receivable, net	327,604	-
Prepaid expenses and other assets	85,306	27,237
Total current assets	499,364	331,703
Property and equipment, net	1,194,672	742,007
Other assets	83,300	13,000
Total assets	$1,777,336	$1,086,710

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$462,010	$76,342
Accrued expenses	40,352	137,683
Convertible debentures and notes payable	-	700,000
Non-interest bearing advances from shareholders	2,375,971	167,257
Total liabilities	2,878,333	1,081,282

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.001 par value; authorized 10,000,000 shares;
no shares issued and outstanding	-	-
Common stock: $0.001 par value; authorized 500,000,000 shares;
40,194,035 and 30,100,000 shares issued and outstanding
at December 31, 2007 and 2006, respectively	40,194	30,100
Additional paid-in capital	3,416,026	2,472,900
Stock subscription receivable	-	(38,000)
Accumulated deficit	(4,557,217)	(2,459,572)
Total stockholders' equity	(1,100,997)	5,428
Total liabilities and stockholders' equity	$1,777,336	$1,086,710

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
Year Ended December 31, 2007 and period from inception (April 4, 2006) through December 31, 2006

		From inception
		(April 4, 2006)
	Year Ended	through
	December 31,	December 31,
	2007	2006

Gaming revenue	$2,692,282	$139,123
Bar and miscellaneous revenue	62,632	6,096
Total revenue	2,754,914	145,219

Costs and expenses:
Cost of bar product	66,384	-
Government gaming tax	780,904	32,161
Operating expenses	2,121,277	491,254
General and administrative expense	1,198,941	841,076
Total costs and expenses	4,167,506	1,364,491
Loss from operations	(1,412,592)	(1,219,272)
Other (income) expense:
Poker tournaments	621,962	1,239,730
Interest expense	40,714	570
Other expense, net	662,676	1,240,300
Net loss from continuing operations	(2,075,268)	(2,459,572)
Discontinued operations	(22,377)	-
Net loss	$(2,097,645)	$(2,459,572)

Net loss per share, basic and diluted
Continuing operations	$(0.06)	$(0.13)
Discontinued operations	-	-
	$(0.06)	$(0.13)

Weighted average shares outstanding, basic and diluted	38,049,907	19,341,056

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Year Ended December 31, 2007 and period from inception (April 4, 2006) through December 31, 2006

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total
Balance at April 6, 2006	-	$-	$-	$-	$-	$-
Common stock sold for cash	50,000	50,000	2,453,000	(38,000)	-	2,465,000
Recapitalization	30,050,000	(19,900)	19,900	-	-	-
Net loss	-	-	-	-	(2,459,572)	(2,459,572)
Balance at December 31, 2006	30,100,000	30,100	2,472,900	(38,000)	(2,459,572)	5,428
Acquisition of Syzygy
Entertainment, Ltd	8,577,980	8,578	13,799		-	22,377
Common shares issued:	-	-	-		-	-
For services	400,000	400	3,600		-	4,000
For convertible debentures	1,096,055	1,096	875,747		-	876,843
For cash	20,000	20	49,980		-	50,000
Collection of stock subscription	-	-	-	38,000	-	38,000
Net loss	-	-	-	-	(2,097,645)	(2,097,645)
Balance at December 31, 2007	40,194,035	$40,194	$3,416,026	$-	$(4,557,217)	$(1,100,997)

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year Ended December 31, 2007 and period from inception (April 4, 2006) through December 31, 2006

		From inception
		(April 4, 2006)
	Year ended	through
	December 31,	December 31,
	2007	2006
Operating activities
Net loss	$(2,097,645)	$(2,459,572)
Loss from discontinued operations	(22,377)	-
Loss from continuing operations	(2,075,268)	(2,459,572)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation	198,560	13,409
Common stock issued for services	4,000	-
Change in assets and liabilities:
Deposits with agents	304,466	(304,466)
Accounts receivable	(327,604)	-
Prepaid expenses and other assets	(128,368)	(40,237)
Accounts payable	385,667	76,342
Accrued expenses	(70,278)	137,683
Net cash from continuing operations	(1,708,825)	(2,576,841)
Net cash used in discontinued operations	-	-
Net cash used in operations	(1,708,825)	(2,576,841)

Investing activities
Acquisition of property and equipment	(651,225)	(755,416)
Net cash used in investing activities	(651,225)	(755,416)

Financing activities
Proceeds from convertible notes and debentures	150,090	700,000
Loans from shareholders	2,246,414	167,257
Sale of common stock	50,000	2,465,000
Net cash provided by financing activities	2,446,504	3,332,257

Net increase (decrease) in cash and cash equivalents	86,454	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$86,454	$-

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Year Ended December 31, 2007 and from inception (April 4, 2006) through December 31, 2006

		From inception
		(April 4, 2006)
	Year ended	through
	December 31,	December 31,
	2007	2006
Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Issuance of common stock for:
Convertible debentures	$876,873	$-
Stock subscription	-	38,000

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of presentation and organization

The consolidated financial statements include the accounts of Syzygy Entertainment, Ltd. (“Syzygy”) (formerly Triple Bay Industries, Inc.) and its wholly-owned subsidiaries Rounders Ltd. (“Rounders”), and The Game International TCI, Ltd. (“The Game”) collectively referred to herein as “the Company” or “the Companies.” All significant intercompany balances and transactions have been eliminated in consolidation.

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

Nature of business

Rounders and The Game

Rounders and its affiliated event promoter, The Game were placed in a position to work with a native island associate with the goal of attracting a hotel/gaming and poker room development to the islands. To date, Rounders has opened “The Players’ Club”, an up-market licensed gaming, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”) and a location in Big Daddy’s Beach Shack on the island of Grand Turk. Provo, while having visitor numbers in the region of 160,000 tourists a year, did not have a licensed casino, and adult recreational nightlife on island for tourists was limited to bars and restaurants. The Players Club had its grand opening on December 9, 2006 by hosting a black tie affair with an exclusive invitation list.

Located in the newly opened 45 suite Queen Angel Resort, a top of the line gaming and poker facility has been completed. This facility has been outfitted with approximately 80 gaming machines providing 150 player seats, and the experience of playing games of chance, such as Texas Hold Em’, Black Jack, Roulette, slots and a variety of other card and dice games. The Players Club provides a gaming experience in the environment of a fully staffed and operational bar. On February 8, 2008, The Players Club began live gaming and operating as a full line casino.

In 2007, the Company consummated an agreement with Carib Gaming, Ltd. (“Carib”), a Turks and Caicos gaming provider on June 1, 2007, to acquire the profit participation in The Players Club from Carib in exchange for 400,000 restricted shares of the Company’s common stock and $691,000 in cash. The cash payment included cash on hand at The Players Club of $70,000, equipment and other capital items of $461,000 and $160,000 for management fees due Carib.

The Turks & Caicos Islands (TCI) lies at the southern tip of the Bahamas, just 75 minutes by air or 575 miles Southeast of Miami and covers 193 square miles in the Atlantic Ocean. The Turks and Caicos Islands enjoy excellent air services from the US, Canada, Europe and the Caribbean, as well as reliable domestic services throughout the island chain. This accessibility combined with its close location to the US along with the fact that the Turks and Caicos Islands has the third largest coral reef system in the world, has led to the development of a very stable, growing, and profitable tourism industry over the last two decades.

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

The island currently has two operating casinos, with The Players Club being one of them. The Government recognized the need to broaden the leisure and entertainment options for the visitor to the island, and that casino-style activities represent an important amenity necessary to enhance Turks & Caicos Islands reputation as a premium “must visit” destination. To this extent, Rounders Ltd has been placed in a position to work with a “belonger” (a native islander) associate with the goal of attracting a hotel/gaming and poker room development to the islands.

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

Income taxes

The Turks and Caicos Islands do not have any income tax. Accordingly, no deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” The Company does not file a consolidated income tax return. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets associated with domestic net operating loss carryforwards, since management believes that it is more likely than not that such assets will not be realized.

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

Recent accounting pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for us would be our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

Inventory

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets (generally two to five years). Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Fair value determination

Financial instruments consist of cash, marketable securities, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Advertising costs

The Company expenses advertising costs over the period receiving the benefit. The Company recorded advertising and promotion costs of $173,450 and $129,585 during 2007 and 2006, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2:	ACQUISITION

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

NOTE 3:	DISCONTINUED OPERATIONS

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

NOTE 4:	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31, 2007 (none at December 31, 2006):

2007
Marker accounts	$266,397
Checks out for collection	49,650
Other, net	17,557
333,604
Allowance for bad debts	(6,000)
$327,604

NOTE 5:	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Leasehold improvements	$372,464	$372,464
Furniture and equipment	996,744	413,671
Automobiles	37,433	23,606

	1,406,641	755,416
Accumulated depreciation and amortization	(211,969)	(13,409)
	$1,194,672	$742,007

NOTE 6:	CONVERTIBLE DEBENTURES

Effective May 31, 2007, convertible debentures consisting of 8% subordinated debentures due December 31, 2007, with a face value of $850,090 and related accrued interest of $26,753 were converted into 1,096,055 shares of the Company’s common stock.

NOTE 7:	INCOME TAXES

The Company has not recorded a deferred tax benefit or expense for the year ended December 31, 2007 or the period from inception (April 6, 2006) through December 31, 2006, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows:

	2007	2006
“Normally expected” income tax benefit	$(713,200)	$(836,300)
Increase (decrease) in taxes resulting from:
State income taxes net of federal income
tax benefit	(6,600)	-
Foreign operations	650,300	836,300
Nondeductible meals and entertainment	500	-
Valuation allowance	69,000	-

Actual income tax expense	$-	$-

The net deferred taxes at December 31, 2007, are comprised of the following:

Net operating loss carryforward		$69,000
Valuation allowance		(69,000)

Net deferred tax asset		$-

The Company has available unused net operating loss carryforwards and capitalized start-up costs of $183,000 which will expire in various periods from 2026 to 2027, some of which may be limited as to the amount available on an annual basis.

The Company’s operations are principally in the Turks and Caicos Islands and are not subject to income tax.

NOTE 8:	STOCKHOLDERS’ EQUITY

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.001. At December 31, 2007, there are no shares issued or outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $.001. At December 31, 2007, there were 40,194,035 shares issued and outstanding.

NOTE 9:	RELATED PARTY TRANSACTIONS

2007 TRANSACTIONS

At December 31, 2007, the Company has accounts receivable for markers in the amount of $227,397 from two of Rounders’ directors.

One of Rounders’ directors was paid $500,000 in consulting fees during 2007.

At December 31, 2007, the Company had received non-interest bearing advances from shareholders in the amount of $2,375,971, of which $216,982 is due to a Rounders director.

2006 TRANSACTIONS

At December 31, 2006, the Company had received non-interest bearing advances from stockholders in the amount of $167,257.

NOTE 10:	COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into one lease agreement for The Players’ Club which requires monthly rental of $11,000 beginning August 1, 2006 for two years and monthly rental of $13,000 for the following three years. There is an option for years six through ten at a rate which is the greater of $15,000 per month or the then current market rent for similar premises in a similar location.

The Company entered into a lease for restaurant space and a small gaming room at a cost of $8,000 per month for five years, commencing on August 1, 2007. The Company completed a sub-lease on the restaurant space at $6,000 per month commencing January 1, 2008. The Company now operates four gaming machines at the facility and plans to build out a gaming facility attached to the restaurant to house up to 25 gaming machines.

Effective March 1, 2008, Rounders entered into a one-year lease of a facility at the Turks and Caicos Airport Hotel & Suites on Providenciales. The lease requires a monthly rental of $6,000.

The future minimum obligation under operating leases having a non-cancelable term in excess of one year as of December 31, 2007, is as follows: 2008 - $238,000; 2009 - 252,000; 2010 - $252,000; 2011 - $200,000; and 2012 - $56,000. The Company has sub-lease income pursuant to a sub-lease in the amount of $330,000 which is due at the rate of $72,000 per year through 2011 and $42,000 in 2012.

Expansion

The Company is in process of developing several possible expansion plans which include an operating casino and other gaming machine sites. Funding for these possible expansions will require additional funding which management of the Company believes should be available either through additional debt or a private placement of equity.

NOTE 11:	GOING CONCERN

At December 31, 2007, the Company has a significant working capital deficit of $2,378,969. The major component of the working capital deficit is the $2,375,971 in advances from stockholders. The principal current assets include $86,454 in cash, accounts receivable of $327,604 and $85,306 in deposits and prepaid expenses. The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements. In addition, the Company plans to expand its operations, which will require new capital. These conditions raise doubt about the Company’s ability to continue as a going concern. The Company plans on raising additional funds through loans or private placements of its common stock to continue to expand the business. If the Company is unable to improve its operating cash flows or is unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 18, 2007, the Company dismissed its former independent registered public accountants, Malone & Bailey, PC (“Malone & Bailey”), Certified Public Accountants, of Houston, Texas and engaged Moore & Associates, Chartered (“Moore”), Certified Public Accountants, of Las Vegas, Nevada, as its independent registered public accounting firm. The decision to change accountants was approved by the Board of Directors of the Company.

During the fiscal years ended December 31, 2006 and 2005 and the subsequent interim periods until the change, there were no disagreements with Malone & Bailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone & Bailey would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Malone & Bailey has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The report of independent registered public accounting firm of Malone & Bailey as of and for the years ended December 31, 2006 and 2005, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The report contained a “going concern” modification.

During the years ended December 31, 2006 and 2005, and through April 18, 2007, the Company did not consult with Moore regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A(T):	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting is supported by written policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007, due to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and we are not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified. We currently have one Director.

Name	Age	Position and Term
Michael D. Pruitt	47	CEO, President, CFO and director since
		February 2007

Michael D. Pruitt

Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.  He is also Managing Director of Cain Capital Advisors. Mr. Pruitt is currently CEO and director of Chanticleer Holdings, Inc. (CEEH.OB).

Audit Committee

The Board of Directors currently serves as the audit committee.

The registrant has not established a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act, but expects to during 2008 when the Board of Directors is expanded.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, the Director was late filing his Form 5 to report his Form 3 obligation.

Code of Ethics

The Company initially became a reporting company during 2007 and expects to include the adoption of a code of ethics on its agenda during 2008.

Nominating Committee

The Company does not currently have a standing nominating committee or committee performing similar functions. The full Board of Directors participates in the consideration of director nominees.

ITEM 11:	EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the period from inception (April 4, 2006) through December 31, 2007.

Summary Compensation Table
			Stock	All other
Name and principal		Salary	awards	compensation	Total
position	Year	($)	($)	($)	($)

Michael D. Pruitt, CEO	2007	$-	$665	$-	$665
since Febrauary 2007) (a)	2006	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A

Columns for bonus, option awards, non-equity incentive plan compensation and nonqualified deferred compensation earnings have been omitted from the table above as all amounts are zero.

Narrative disclosure to summary compensation table

Mr. Pruitt became President, Chief Executive Officer and Chief Financial Officer of the Company in February 2007. Mr. Pruitt received 664,980 shares of SYZG common stock as part of the original purchase of Rounders by SYZG. The stock was not trading at the time and was valued at its par value of $665. Mr. Pruitt will also be reimbursed for all reasonable out of pocket expenses.

There are no outstanding equity awards at December 31, 2007 or 2006.

Mr. Pruitt became Chief Executive Officer, President, Chief Financial Officer and the sole Director of the Company in February 2007. He did not receive separate compensation for his services as a Director.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table indicates all persons who, as of February 29, 2008, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 29, 2008, there were 40,194,035 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

Security Ownership of Certain Beneficial Owners

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class
Common	Cornucopia, Ltd.	2,360,000	5.87%
	C/O Miller and Simon Trust Co
	P.O. Box 260
	Butterfield Sq
	Providenciales, BWI

Common	Kojak TC, Ltd.	6,300,000	15.67%
	PO Box 228
	Temple Financial Centre
	Leeward Highway
	Providenciales, BWI

Common	TCI Global Trading, Ltd	3,069,431	7.64%
	P.O. Box 915
	Graceway House
	Providenciales, BWI

Common	Mark Lindberg (a)	2,698,800	6.71%
4201 Congress Street, Ste 145
Charlotte, NC 28209

(a)
Includes 898,800 shares owned by Malianal Group, Ltd. which is owned 49.5% by Mr. Lindberg and 49.5% by his wife; and includes 1,800,000 shares owned by Cassinova Investments which is 100% owned by Mr. Lindberg.

In addition, Cassinova Investments owns 85% of Premier Regard which owns 1,800,000 shares. Mr. Lindberg did not control Premier Regard and disclaims beneficial ownership at December 31, 2007.

Three Monkeys owns 1,500,000 shares. An entity owned and controlled by Mr. Lindberg, Dustin Capital is the rightful owner of 500,000 of these shares. Mr. Lindberg does not control Three Monkeys and disclaims beneficial ownership at December 31, 2007.

Security Ownership of Management

The following table indicates the beneficial ownership of the Company’s voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 29, 2008, the most recent practicable date. As of February 29, 2008, there were 40,194,035 shares of the Company’s common stock outstanding. Except as otherwise indicated below, to the best of the Company’s knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. All options are currently exercisable, unless otherwise indicated.

Title	Name and Address of		Amount and Nature of	% of
of Class	Beneficial Owner		Beneficial Owner	Class
Common	Michael D. Pruitt	(a)	664,980	1.65%
	4201 Congress Street, Suite 145
	Charlotte, NC 28208

Common	All current officers and directors as a
	Group (1 persons)		664,980	1.65%

(a)
Includes 122,166 shares owned by Avenel Financial Group, Inc. which is 100% owned by Mr. Pruitt and includes 542,814 shares owned by Chanticleer Holdings, Inc. of which Mr. Pruitt is CEO and a director and which is 19.59% owned by Mr. Pruitt.

Equity Compensation Plan Information

The Company did not have an equity compensation plan as of December 31, 2007.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

2007 TRANSACTIONS

At December 31, 2007, the Company has accounts receivable for markers in the amount of $227,397 from two of Rounders’ directors.

One of Rounders’ directors was paid $500,000 in consulting fees during 2007.

At December 31, 2007, the Company had received non-interest bearing advances from shareholders in the amount of $2,375,971, of which $216,982 is due to a Rounders director.

2006 TRANSACTIONS

At December 31, 2006, the Company had received non-interest bearing advances from stockholders in the amount of $167,257.

Corporate Governance - Director Independence

Mr. Pruitt became Chief Executive Officer, President, Chief Financial Officer and the sole Director of the Company in February 2007.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed as of February 29, 2008 for professional services rendered by the Company’s accountant was $4,000 for the audit of the Company’s annual financial statements and $4,500 for the quarterly reviews for the fiscal year ended December 31, 2007.

Audit-Related Fees - None.

Tax Fees - None for 2007 or 2006.

All Other Fees - Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2007 or fiscal 2006.

Audit Committee Policies and Procedures - The audit committee pre-approves audit and review services.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees - Not applicable.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements - The following financial statements of Syzygy Entertainment, Ltd. are contained in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accountant

•	Consolidated Balance Sheets at December 31, 2007 and 2006

•	Consolidated Statements of Operations - For the years ended December 31, 2007 and the period from inception (April 4, 2006) through December 31, 2006

•	Consolidated Statements of Stockholders’ Equity (Deficit) - For the years ended December 31, 2007 and the period from inception (April 4, 2006) through December 31, 2006

•	Statements of Cash Flows - For the years ended December 31, 2007 and the period from inception (April 4, 2006) through December 31, 2006

•	Notes to the Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYZYGY ENTERTAINMENT, LTD.

March 25, 2008	/s/ Michael D. Pruitt
Michael D. Pruitt, President, CEO and CFO (Principal executive officer and Principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2008	/s/ Michael D. Pruitt
Michael D. Pruitt, President, CEO, CFO And director