Form 10-Q
period 2008-03-31
Syzygy Entertainment Ltd
filed 2008-05-15
CIK 1367415

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2008

Commission File Number:  333-136827

SYZYGY ENTERTAINMENT, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4114478
(State of Incorporation)	(IRS Employer ID No)

4201 Congress Street, Suite 145, Charlotte, NC 28208
(Address of principal executive office)

(704) 366-5122
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of April 30, 2008, was 40,194,035.

Syzygy Entertainment, Ltd. and Subsidiaries
Index

		Page

PART I	FINANCIAL INFORMATION (Unaudited)

Item 1:	Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T:	Controls and Procedures	15

PART II	OTHER INFORMATION	16

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007

	March 31,
	2008	December 31,
	(Unaudited)	2007
Assets
Current assets
Cash and cash equivalents	$241,508	$86,454
Accounts receivable, net	386,156	327,604
Inventory	22,393	-
Prepaid expenses	86,301	85,306
Total current assets	736,358	499,364
Property and equipment, net	1,315,865	1,194,672
Deposits and other assets	86,520	83,300
Total assets	$2,138,743	$1,777,336

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$686,352	$462,010
Accrued expenses	93,043	40,352
Non-interest bearing advances from shareholders	2,371,931	2,375,971
Total liabilities	3,151,326	2,878,333

Commitments and contingencies

Stockholders' deficit
Preferred stock: $.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock: $.001 par value; authorized 200,000,000 shares; 40,194,035 shares issued and outstanding	40,194	40,194
Additional paid-in capital	3,416,026	3,416,026
Accumulated deficit	(4,468,803)	(4,557,217)
Total stockholders' deficit	(1,012,583)	(1,100,997)
Total liabilities and stockholders' deficit	$2,138,743	$1,777,336

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
REVENUE
Gaming revenue	$970,300	$712,656
Bar and miscellaneous revenue	19,877	13,081
Total revenue	990,177	725,737
COSTS AND EXPENSES
Cost of bar product	45,546	21,164
Government gaming tax	196,419	204,272
Operating expenses	646,620	659,834
General and administrative expense	31,178	575,164
Total costs and expenses	919,763	1,460,434
Net earnings (loss) from operations	70,414	(734,697)
Other (income) expense:
Rent income	(18,000)	-
Interest expense	-	14,982
Other (income) expense	(18,000)	14,982
Net earnings (loss)	$88,414	$(749,679)

Net loss per common share, basic and diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	40,194,035	34,173,056

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

Operating activities
Net earnings (loss)	$88,414	$(749,679)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,367	31,229
Increase (decrease) from changes in:
Accounts receivable	(58,553)	(22,252)
Inventory	(22,393)	(7,774)
Deposits with agents	-	161,690
Prepaid expenses and other assets	(4,215)	(38,351)
Accounts payable	224,342	(36,985)
Accrued expenses	52,691	156,580
Net cash provided by (used in) operating activities	345,653	(505,542)

Investing activities
Acquisition of property and equipment	(186,559)	(88,424)
Net cash used in investing activities	(186,559)	(88,424)

Financing activities
Loans from shareholders, net	(4,040)	491,427
Proceeds from debentures	-	150,090
Net cash provided by (used in) financing activities	(4,040)	641,517

Net increase in cash and cash equivalents	155,054	47,551
Cash and cash equivalents, beginning of period	86,454	-
Cash and cash equivalents, end of period	$241,508	$47,551

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

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

Revenue from affiliates for gaming services which is not collected is deferred until collection is assured.

Income taxes
The Turks and Caicos Islands do not have any income tax. Accordingly, no deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Also, the provision for income taxes is zero. The Company does not file a consolidated return.

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At March 31, 2008, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Advertising costs
The Company expenses advertising costs over the period receiving the benefit. The Company recorded advertising and promotion costs of $22,497 and $53,925 during the three months ended March 31, 2008 and 2007, respectively.

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

NOTE 3—Accounts receivable

Accounts receivable consists of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Marker accounts	$121,497	$39,000
Marker account from affiliates that was subsequently collected	200,000	227,397
Judgment receivable	46,650	47,150
Checks out for collection	15,220	2,500
Other, net	7,700	17,557
	391,067	333,604
Allowance for bad debts	(4,911)	(6,000)
	$386,156	$327,604

The Company’s policy defers recognition of revenue until markers are collected or assured of collection from affiliates. At March 31, 2008, the Company had a receivable from an affiliate in the amount of $1,212,647 from an affiliate, which has been deferred pending collection.

NOTE 4—Property and equipment

Property and equipment at March 31, 2008 and December 31, 2007, consisted of the following:

	March 31,	December 31,
	2008	2007

Furniture and equipment	$1,146,974	$996,744
Leasehold improvements	408,794	372,464
Automobiles	37,433	37,433
	1,593,201	1,406,641
Accumulated depreciation and amortization	(277,336)	(211,969)
	$1,315,865	$1,194,672

NOTE 5—Convertible debentures

Effective May 31, 2007, convertible debentures consisting of 8% subordinated debentures due December 31, 2007, with a face value of $850,090 and related accrued interest of $26,753 were converted into 1,096,055 shares of the Company’s common stock.

NOTE 6—Advances from stockholders

As of March 31, 2008 and December 31, 2007, the Companies had received non-interest bearing advances from shareholders in the amount of $2,371,931 and $2,375,971, respectively.

NOTE 7—Stockholders’ equity

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

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. At March 31, 2008, there are no shares issued or outstanding.

Common Stock
The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001. At March 31, 2008, there were 40,194,035 shares issued and outstanding.

NOTE 8—Commitments and contingencies

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

The future minimum obligation under operating leases having a non-cancelable term in excess of one year as of March 31, 2008, is as follows: balance of 2008 - $178,500; 2009 - 252,000; 2010 - $252,000; 2011 - $200,000; and 2012 - $56,000. The Company has sub-lease income pursuant to a sub-lease in the amount of $330,000 which is due at the rate of $72,000 per year through 2011 and $42,000 in 2012.

Expansion
The Company is in process of developing several possible expansion plans which include an operating casino and other gaming machine sites. Funding for these possible expansions will require additional funding which management of the Company believes should be available either through additional debt or a private placement of equity.

NOTE 9—Related party transactions

At March 31, 2008 and December 31, 2007, the Company had accounts receivable for markers in the amount of $1,212,647 and $227,397, respectively, from two of Rounders’ directors. Pursuant to our revenue recognition policy $200,000 of the $1,212,647 is included in revenue and accounts receivable at March 31, 2008, and the balance has been deferred. All of the $227,397 at December 31, 2007, was included in revenue and accounts receivable in 2007 as it was subsequently collected.

At March 31, 2008 and December 31, 2007 the Company had received non-interest bearing advances from affiliates in the amount of $2,371,931 and $2,375,971, respectively, of which $262,283 and $216,982 was owed to a Rounders director.

NOTE 10—Going concern

At March 31, 2008, the Company had a significant working capital deficit of $2,414,968. The major component of the working capital deficit is the $2,371,931 in advances from stockholders. The principal current assets include $241,508 in cash, accounts receivable of $386,156 and $86,301 in deposits and prepaid expenses. The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements. In addition, the Company plans to expand its operations, which will require new capital. Although the Company had positive cash flow from gaming operations in the most recent quarter these conditions raise doubt about the Company’s ability to continue as a going concern. The Company plans on raising additional funds through loans or private placements of its common stock to continue to expand the business. If the Company is unable to improve its operating cash flows or is unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND 2007

REVENUES

Revenues, principally from gaming, amounted to $990,177 during the quarter ended March 31, 2008, as compared to $725,737 in the prior year period. In addition, we deferred $1,012,647 in revenue from a director of Rounders until it was collected. Had we been able to recognize all of this revenue, our revenue would have increased 176% in 2008 from the 2007 amount. The increase in 2008 is the result of the introduction of live gaming commencing February 8, 2008. In addition to the substantial revenue increase, the government tax rate will also be reduced substantially as noted below.

COSTS AND EXPENSES

Government gaming tax amounted to $196,419 and $204,272 in the three months ended March 31, 2008 and 2007, respectively. Commencing February 8, 2008, with the introduction of live gaming, we also have a new tax rate which is based on a declining scale. In 2008, we expect the total tax as a percentage of revenues to be approximately 50% of the 2007 rate.

Operating expenses amounted to $646,620 during the three month period ended March 31, 2008 as compared to $659,834 in the prior year period. In 2008, the more significant items include $296,411 for staff payroll, depreciation of $65,367, rent of $70,160 and security of $39,045. In 2007, staff payroll and management fees amounted to $286,679, depreciation was $31,189, rent was $37,190 and security was $47,328.

General and administrative expenses amounted to $31,178 during the three months ended March 31, 2008 as compared to $575,164 in the year earlier period. These costs have declined substantially and should continue nearer the lower level, as the majority in 2007 was legal, travel and professional services and fees associated with establishing the business and the 2008 amount includes accounting and other fees associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had a significant working capital deficit of $2,414,968. The major component of the working capital deficit is the $2,371,931 in advances from stockholders. The principal current assets include $241,508 in cash, accounts receivable of $386,156 and $86,301 in deposits and prepaid expenses. The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements. In addition, the Company plans to expand its operations, which will require new capital. Although the Company had positive cash flow from gaming operations in the most recent quarter these conditions raise doubt about the Company’s ability to continue as a going concern. The Company plans on raising additional funds through loans or private placements of its common stock to continue to expand the business. If the Company is unable to improve its operating cash flows or is unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:  OTHER INFORMATION

Although the Company does not currently employ a Chief Financial Officer, Michael D. Pruitt, President and Chief Executive Officer, is also the principal accounting officer.

ITEM 6:  EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

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

SYZYGY ENTERTAINMENT, LTD.

May 15, 2008	By: /s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer
(Principal Executive Officer and Principal
Financial Officer)