Form 10QSB
period 2008-06-30
Syzygy Entertainment Ltd
filed 2008-08-14
CIK 1367415

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒.

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of July 31, 2008, was 40,194,035.

Syzygy Entertainment, Ltd. and Subsidiaries
Index

		Page
PART I	FINANCIAL INFORMATION (Unaudited)

Item 1:	Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007	5

	Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2008 and 2007	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T:	Controls and Procedures	18

PART II	OTHER INFORMATION	19

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2008 (unaudited) and December 31, 2007

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$169,259	$86,454
Accounts receivable, net	665,973	327,604
Inventory	22,393	-
Prepaid expenses and other assets	97,269	85,306
Total current assets	954,894	499,364
Property and equipment, net	1,280,695	1,194,672
Deposits and other assets	86,520	83,300
Total assets	$2,322,109	$1,777,336
Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$627,622	$462,010
Accrued expenses	123,857	40,352
Non-interest bearing advances from shareholders	2,278,930	2,375,971
Total liabilities	3,030,409	2,878,333
Commitments and contingencies
Stockholders' deficit
Preferred stock: $.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock: $.001 par value; authorized 200,000,000 shares; 40,194,035 shares issued and outstanding	40,194	40,194
Additional paid-in capital	3,416,026	3,416,026
Accumulated deficit	(4,164,520)	(4,557,217)
Total stockholders' deficit	(708,300)	(1,100,997)
Total liabilities and stockholders' deficit	$2,322,109	$1,777,336

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2008 and 2007
(Unaudited)
	2008	2007
REVENUE
Gaming revenue	$963,910	$820,631
Bar and miscellaneous revenue	27,856	16,278
Total revenue	991,766	836,909
COSTS AND EXPENSES
Cost of bar product	59,733	26,457
Government gaming tax	53,581	238,887
Operating expenses	563,223	488,367
General and administrative expense	9,937	49,737
Total costs and expenses	686,474	803,448
Net earnings (loss) from operations	305,292	33,461
Other (income) expense:
Rent income	-	-
Interest expense	1,009	11,201
Other (income) expense	1,009	11,201
Net earnings (loss) from continuing operations	304,283	22,260
Loss from discontinued operations	-	(22,377)
Net earnings (loss)	$304,283	$(117)
Net loss per common share, basic and diluted
Continuing operations	$0.01	$0.00
Discontinued operations	-	(0.00)
	$0.01	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	40,194,035	38,977,991

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2008 and 2007
(Unaudited)
	2008	2007
REVENUE
Gaming revenue	$1,934,210	$1,497,557
Bar and miscellaneous revenue	47,734	29,359
Total revenue	1,981,944	1,526,916
COSTS AND EXPENSES
Cost of bar product	105,279	26,457
Government gaming tax	250,000	443,159
Operating expenses	1,209,844	1,148,201
General and administrative expense	41,115	618,526
Total costs and expenses	1,606,238	2,236,343
Net earnings (loss) from operations	375,706	(709,427)
Other (income) expense:
Rent income	(18,000)	-
Interest expense	1,009	26,183
Other (income) expense	(16,991)	26,183
Net earnings (loss) from continuing operations	392,697	(735,610)
Loss from discontinued operations	-	(22,377)
Net earnings (loss)	$392,697	$(757,987)
Net loss per common share, basic and diluted
Continuing operations	$0.01	$(0.02)
Discontinued operations	-	(0.00)
	$0.01	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	40,194,035	36,588,797

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2008 and 2007
(Unaudited)
	2008	2007
Operating activities
Net earnings (loss)	$392,697	$(757,987)
Discontinued operations	-	(22,377)
	392,697	(735,610)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	140,916	82,844
Stock compensation	-	4,000
Increase (decrease) from changes in:
Accounts receivable	(423,570)	(102,140)
Inventory	(22,393)	(3,148)
Deposits with agents	-	304,466
Prepaid expenses and other assets	(15,183)	(238,968)
Accounts payable	165,612	(9,497)
Accrued expenses	83,505	(21,574)
Net cash provided by (used in) operating activities	321,584	(719,627)

Investing activities
Acquisition of property and equipment	(226,939)	(591,410)
Net cash used in investing activities	(226,939)	(591,410)

Financing activities
Loans from (payments to) shareholders, net	(11,840)	1,404,023
Proceeds from debentures	-	150,090
Net cash provided by (used in) financing activities	(11,840)	1,554,113

Net increase in cash and cash equivalents	82,805	243,076
Cash and cash equivalents, beginning of period	86,454	-
Cash and cash equivalents, end of period	$169,259	$243,076

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$1,009	$-
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for convertible debentures and interest	$-	$876,873

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

Rounders and The Game are Turks and Caicos Islands companies incorporated pursuant to the Companies Ordinance 1981 as Limited Liability Companies on April 4, 2006 and April 11, 2006, respectively.

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

Earnings (loss) per common share

Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding. At June 30, 2008, there were no common stock equivalents. Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

Advertising costs

The Company expenses advertising costs over the period receiving the benefit. The Company recorded advertising and promotion costs of $51,222 and $46,479 during the three months ended June 30, 2008 and 2007; and recorded $73,717 and $100,404 during the six months ended June 30, 2008 and 2007, respectively.

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

Nature of Business

Rounders and its affiliated event promoter, The Game were placed in a position to work with a native island associate with the goal of attracting a hotel/gaming and poker room development to the islands. To date, Rounders has opened “The Players’ Club”, an up-market licensed gaming, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”) and is planning a future location in Big Daddy’s Beach Shack on the island of Grand Turk. Provo, while having visitor numbers in the region of 160,000 tourists a year, did not have a licensed casino, and adult recreational nightlife on island for tourists was limited to bars and restaurants. The Players Club had its grand opening on December 9, 2006 by hosting a black tie affair with an exclusive invitation list.

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

NOTE 3—Accounts receivable

Accounts receivable consists of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Marker accounts	$348,654	$39,000
Marker account from affiliates that was
subsequently collected	200,000	227,397
Judgment receivable	46,650	47,150
Checks out for collection	32,220	2,500
Other, net	44,449	17,557
	671,973	333,604
Allowance for bad debts	(6,000)	(6,000)
	$665,973	$327,604

The Company’s policy defers recognition of revenue until markers are collected or assured of collection from affiliates. At June 30, 2008, the Company had a receivable from an affiliate in the amount of $1,568,739, which has been deferred pending collection.

NOTE 4—Property and equipment

Property and equipment at June 30, 2008 and December 31, 2007, consisted of the following:

	June 30,	December 31,
	2008	2007

Furniture and equipment	$1,182,353	$996,744
Leasehold improvements	413,794	372,464
Automobiles	37,433	37,433
	1,633,580	1,406,641
Accumulated depreciation and amortization	(352,885)	(211,969)
	$1,280,695	$1,194,672

NOTE 5—Convertible debentures

Effective May 31, 2007, convertible debentures consisting of 8% subordinated debentures due December 31, 2007, with a face value of $850,090 and related accrued interest of $26,753 were converted into 1,096,055 shares of the Company’s common stock.

NOTE 6—Advances from stockholders

As of June 30, 2008 and December 31, 2007, the Companies had received non-interest bearing advances from shareholders in the amount of $2,278,930 and $2,375,971, respectively.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. At June 30, 2008, there are no shares issued or outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001. At June 30, 2008, there were 40,194,035 shares issued and outstanding.

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

The Company entered into a lease for restaurant space and a small gaming room at a cost of $8,000 per month for five years, commencing on August 1, 2007. The Company completed a sub-lease on the restaurant space at $6,000 per month commencing January 1, 2008. The Company plans to build out a gaming facility attached to the restaurant to house up to 25 gaming machines. Effective March 1, 2008, Rounders entered into a one-year lease of a facility at the Turks and Caicos Airport Hotel & Suites on Providenciales. The lease requires a monthly rental of $6,000.

The future minimum obligation under operating leases having a non-cancelable term in excess of one year as of June 30, 2008, is as follows: balance of 2008 - $119,000; 2009 - 252,000; 2010 - $252,000; 2011 - $200,000; and 2012 - $56,000. The Company has sub-lease income pursuant to a sub-lease in the amount of $330,000 which is due at the rate of $72,000 per year through 2011 and $42,000 in 2012.

Expansion

The Company is in process of developing several possible expansion plans which include an operating casino and other gaming machine sites. Funding for these possible expansions will require additional funding which management of the Company believes should be available either through additional debt or a private placement of equity.

NOTE 9—Related party transactions

At June 30, 2008 and December 31, 2007, the Company had accounts receivable for markers in the amount of $1,768,739 from a Rounders’ director and $227,397 from two of Rounders’ directors, respectively. Pursuant to our revenue recognition policy $200,000 of the $1,768,739 is included in revenue and accounts receivable at June 30, 2008, and the balance has been deferred. All of the $227,397 at December 31, 2007, was included in revenue and accounts receivable in 2007 as it was subsequently collected.

At June 30, 2008 and December 31, 2007 the Company had received non-interest bearing advances from affiliates in the amount of $2,278,930 and $2,375,971, respectively, of which $177,083 and $216,982 was owed to a Rounders director, who became President and Chief Executive Officer on July 18, 2008.

NOTE 10—Going concern

At June 30, 2008, the Company had a significant working capital deficit of $2,075,515. The major component of the working capital deficit is the $2,278,930 in advances from stockholders. The principal current assets include $169,259 in cash, accounts receivable of $665,973 and $97,269 in deposits and prepaid expenses. The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements. In addition, the Company plans to expand its operations, which will require new capital. Although the Company had positive cash flow from gaming operations in the most recent two quarters the other conditions raise doubt about the Company’s ability to continue as a going concern. See Note 11 regarding a loan completed in July 2008.

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

NOTE 11—Subsequent Event

On July 26, 2008, the Company completed with one accredited investor a private placement of a senior secured promissory note (the “Note”) with a face amount of $1,125,000 with $1,000,000 funding at closing. The Note has a term of 18 months and bears interest at the rate of 13% per annum on the aggregate outstanding face value of the Note. The outstanding face value and all accrued interest on the Note will be payable in equal monthly installments, each in the amount of $75,000, commencing 90 days after closing and continuing on the last day of each month until the maturity date. The unpaid face value, and all accrued interest thereon will be paid in full on the maturity date. The Company has the option to prepay any outstanding principal at any time for an amount equal to 110% of the outstanding remaining principal balance on the Note.

The obligations under the Note are secured by a pledge of the Company’s shares of its subsidiary, Rounders, Inc., and a pledge of 750,000 shares of Company common stock owned by a Company shareholder.

In connection with the financing, the Company has agreed to issue to the accredited investor warrants to purchase 1,334,813 shares of the Company’s common stock. The warrants are exercisable over a five-year period at $1.01 per share. Fifty percent of the warrants contain a cashless exercise provision with the balance exercisable in cash.

In addition, the investment is accompanied by a requirement (the “Put”) for the Company to repurchase, in whole or in part, beginning the earlier of the repayment of the investment amount or 18 months after closing and expiring 5 years after the closing date the shares of common stock underlying the warrant (the “Warrant Shares”). The total amount of the repurchase price of the Put shall equal to $325,000 or a ratable percentage thereof. In the event the Company is unable to make payment on the Put, if it is exercised, the investor shall provide financing of the Put amount through a 24-month level amortizing convertible note (convertible into the same number of warrant shares with an interest rate equal to 20% per annum).

The securities were issued to the investor without registration under the Securities Act of 1933 based upon an exemption from registration under Section 4(2) of the Act and Regulation D promulgated thereunder. The issuances did not involve any public offering. No general solicitation or general advertising was used in connection with the offering.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND 2007

REVENUES

Revenues, principally from gaming, amounted to $963,910 during the quarter ended June 30, 2008, as compared to $820,631 in the prior year period. In addition, during the current quarter we deferred $556,092 in revenue from a director of Rounders until it was collected. Had we been able to recognize all of this revenue, our revenue would have increased 85% in 2008 from the 2007 amount. The increase in 2008 is the result of the introduction of live gaming commencing February 8, 2008. In addition to the substantial revenue increase, the government tax rate has also been reduced substantially as noted below.

COSTS AND EXPENSES

Government gaming tax amounted to $53,581 and $238,887 in the three months ended June 30, 2008 and 2007, respectively. Commencing February 8, 2008, with the introduction of live gaming, we also have a new tax rate which is based on a declining scale. In 2008, we expect the total tax as a percentage of revenues to be less than 50% of the 2007 rate.

Operating expenses amounted to $563,223 during the three month period ended June 30, 2008 as compared to $488,367 in the prior year period. In 2008, the more significant items include $259,684 for staff payroll, depreciation of $75,549 and rent of $58,740. In 2007, staff payroll amounted to $182,641, depreciation was $51,655 and rent was $48,058.

General and administrative expenses amounted to $9,937 during the three months ended June 30, 2008 as compared to $49,737 in the year earlier period. These costs have declined substantially since early in the second quarter of 2007 and should continue nearer the lower level, as the majority in 2007 was legal, travel and professional services and fees associated with establishing the business and the 2008 amount includes accounting and other fees associated with being a public company.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 AND 2007

REVENUES

Revenues, principally from gaming, amounted to $1,981,944 during the six months ended June 30, 2008, as compared to $1,526,916 in the prior year period. In addition, we deferred a total of $1,568,739 in revenue from a director of Rounders until it was collected. Had we been able to recognize all of this revenue, our revenue would have increased 133% in 2008 from the 2007 amount. The increase in 2008 is the result of the introduction of live gaming commencing February 8, 2008. In addition to the substantial revenue increase, the government tax rate will also be reduced substantially as noted below.

COSTS AND EXPENSES

Government gaming tax amounted to $250,000 and $443,159 in the six months ended June 30, 2008 and 2007, respectively. Commencing February 8, 2008, with the introduction of live gaming, we also have a new tax rate which is based on a declining scale. In 2008, we expect the total tax as a percentage of revenues to be less than 50% of the 2007 rate.

Operating expenses amounted to $1,209,844 during the six month period ended June 30, 2008 as compared to $1,148,201 in the prior year period. In 2008, the more significant items include $556,095 for staff payroll, depreciation of $140,916 and rent of $128,900. In 2007, staff payroll and management fees amounted to $419,222, depreciation was $82,444 and rent was $85,248.

General and administrative expenses amounted to $41,115 during the six months ended June 30, 2008 as compared to $618,526 in the year earlier period. These costs have declined substantially and should continue nearer the lower level, as the majority in 2007 was legal, travel and professional services and fees associated with establishing the business and the 2008 amount includes accounting and other fees associated with being a public company.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had a significant working capital deficit of $2,075,515. The major component of the working capital deficit is the $2,278,930 in advances from stockholders. The principal current assets include $169,259 in cash, accounts receivable of $665,973 and $97,269 in deposits and prepaid expenses. The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements. In addition, the Company plans to expand its operations, which will require new capital. Although the Company had positive cash flow from gaming operations in the two most recent quarters the other conditions raise doubt about the Company’s ability to continue as a going concern.

See Note 11 for a discussion of the new loan completed on July 26, 2008.

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

Item 4T: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

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

SYZYGY ENTERTAINMENT, LTD.

August 14, 2008	By:	/s/ Sean L. Sullivan
Sean L. Sullivan, Chief Executive Officer (Principal Executive Officer)