Form 10-Q
period 2008-09-30
Syzygy Entertainment Ltd
filed 2008-11-14
CIK 1367415

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of October 31, 2008, was 40,194,035.

Syzygy Entertainment, Ltd. and Subsidiaries

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2008 (unaudited) and December 31, 2007

	2008
	(Unaudited)	2007
Assets
Current assets
Cash and cash equivalents	$504,601	$86,454
Accounts receivable, net	567,606	327,604
Inventory	37,066	—
Prepaid expenses and other assets	78,143	85,306
Total current assets	1,187,416	499,364
Property and equipment, net	1,578,468	1,194,672
Deposits and other assets	350,798	83,300
Total assets	$3,116,682	$1,777,336

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$26,492	$462,010
Accrued expenses	115,154	40,352
Current portion of long-term debt	640,000	—
Non-interest bearing advances from shareholders	2,333,171	2,375,971
Total current liabilities	3,114,817	2,878,333
Long-term debt, less current portion	160,000	—
Total liabilities	3,274,817	2,878,333

Commitments and contingencies

Stockholders' deficit
Preferred stock: $.001 par value; authorized 10,000,000
shares; no shares issued and outstanding	—	—
Common stock: $.001 par value; authorized 200,000,000
shares; 40,194,035 shares issued and outstanding	40,194	40,194
Additional paid-in capital	3,741,026	3,416,026
Accumulated deficit	(3,939,355)	(4,557,217)
Total stockholders' deficit	(158,135)	(1,100,997)
Total liabilities and stockholders' deficit	$3,116,682	$1,777,336

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
REVENUE
Gaming revenue	$1,350,677	$731,143
Bar and miscellaneous revenue	19,202	17,846
Total revenue	1,369,879	748,989
COSTS AND EXPENSES
Cost of bar product	57,240	22,781
Government gaming tax	60,545	180,113
Operating expenses	1,440,198	403,165
General and administrative expense	28,084	11,390
Total costs and expenses	1,586,067	617,449
Net earnings (loss) from operations	(216,188)	131,540
Other income (expense):
Rent income	36,000	—
Over accrual of government gaming tax	472,021	—
Poker tournaments	—	(527,551)
Interest income	645	—
Interest expense	(67,313)	—
Other income (expense)	441,353	(527,551)
Net earnings (loss)	$225,165	$(396,011)

Net earnings (loss) per common share,
basic and diluted	$0.01	$(0.01)

Weighted average number of common shares
outstanding, basic and diluted	40,194,035	39,448,720

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
REVENUE
Gaming revenue	$3,284,887	$2,228,700
Bar and miscellaneous revenue	66,936	47,204
Total revenue	3,351,823	2,275,904
COSTS AND EXPENSES
Cost of bar product	162,519	49,238
Government gaming tax	198,591	623,272
Operating expenses	2,650,042	1,534,698
General and administrative expense	69,199	629,917
Total costs and expenses	3,080,351	2,837,125
Net earnings (loss) from operations	271,472	(561,221)
Other income (expense):
Rent income	54,000	—
Over accrual of government gaming tax	360,067	—
Poker tournaments	—	(544,218)
Interest income	645	—
Interest expense	(68,322)	(26,183)
Other income (expense)	346,390	(570,401)
Net earnings (loss) from continuing operations	617,862	(1,131,622)
Loss from discontinued operations	—	(22,377)
Net earnings (loss)	$617,862	$(1,153,999)

Net earnings (loss) per common share, basic and diluted
Continuing operations	$0.02	$(0.03)
Discontinued operations	—	(0.00)
	$0.02	$(0.03)

Weighted average number of common shares
outstanding, basic and diluted	40,194,035	37,571,845

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Operating activities
Net earnings (loss)	$617,862	$(1,153,999)
Discontinued operations	—	(22,377)
	617,862	(1,131,622)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	264,544	140,954
Stock compensation	—	4,000
Bad debt expense	544,020	—
Increase (decrease) from changes in:
Accounts receivable	(746,022)	(347,025)
Inventory	(37,066)	(4,099)
Deposits with agents	—	304,466
Prepaid expenses and other assets	7,163	(179,879)
Accounts payable	(435,518)	283,850
Accrued expenses	74,802	103,773
Other assets	(25,720)	—
Net cash provided by (used in) operating activities	264,065	(825,582)

Investing activities
Acquisition of property and equipment	(618,118)	(672,785)
Net cash used in investing activities	(618,118)	(672,785)

Financing activities
Loans from (repayments to) shareholders, net	(80,800)	1,654,024
Proceeds from sale of common stock	—	50,000
Loan proceeds	1,000,000	—
Loan costs	(147,000)	—
Proceeds from debentures	—	150,090
Net cash provided by financing activities	772,200	1,854,114

Net increase in cash and cash equivalents	418,147	355,747
Cash and cash equivalents, beginning of period	86,454	—
Cash and cash equivalents, end of period	$504,601	$355,747

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$1,009	$—
Income taxes	—	—

Non-cash investing and financing activities:
Common stock issued for convertible debentures and interest	$—	$876,873
Loan costs deducted from loan proceeds	125,000	—

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

The condensed consolidated financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These condensed consolidated financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2007, which is included in the Company’s Form 10-K for the year ended December 31, 2007. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

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

Income taxes

The Turks and Caicos Islands do not have any income tax. Accordingly, no deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Also, the provision for income taxes is zero. The Company does not file a consolidated income tax return, which is allowed by U.S. treaties with the Turks and Caicos.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Inventory

Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method and consists primarily of bar inventory and products held for sale in gift shops.

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

Advertising costs

The Company expenses advertising costs over the period receiving the benefit. The Company recorded advertising and promotion costs of $144,624 and $6,032 during the three months ended September 30, 2008 and 2007; and recorded $218,343 and $106,436 during the nine months ended September 30, 2008 and 2007, respectively.

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

NOTE 3—Accounts receivable

Accounts receivable consists of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Marker accounts	$312,423	$39,000
Marker accounts from affiliates that was
subsequently collected	141,620	227,397
Judgment receivable	46,650	47,150
Checks out for collection	57,905	2,500
Other, net	9,008	17,557
	567,606	333,604
Allowance for bad debts	—	(6,000)
	$567,606	$327,604

The Company’s policy defers recognition of revenue until markers are collected or assured of collection from affiliates. At September 30, 2008, the Company had a receivable from an affiliate in the amount of $1,568,739, which has been deferred pending collection.

NOTE 4—Property and equipment

Property and equipment at September 30, 2008 and December 31, 2007, consisted of the following:

	September 30,	December 31,
	2008	2007
Furniture and equipment	$1,487,329	$996,744
Leasehold improvements	481,997	372,464
Automobiles	55,433	37,433
	2,024,759	1,406,641
Accumulated depreciation and amortization	(446,291)	(211,969)
	$1,578,468	$1,194,672

NOTE 5—Long-term debt

On July 26, 2008, the Company completed with one accredited investor a private placement of a senior secured promissory note (the “Note”) with a face amount of $1,125,000 with $1,000,000 funding at closing. The Note has a term of 18 months and bears interest at the rate of 13% per annum on the aggregate outstanding face value of the Note. The outstanding face value and all accrued interest on the Note will be payable in equal monthly principal installments, each in the amount of $75,000 plus accrued interest, commencing 90 days after closing and continuing on the last day of each month until the maturity date. The unpaid face value, and all accrued interest thereon will be due in full on the maturity date. The Company has the option to prepay any outstanding principal at any time for an amount equal to 110% of the outstanding remaining principal balance on the Note.

The obligations under the Note are secured by a pledge of the Company’s shares of its subsidiary, Rounders Ltd., and a pledge of 750,000 shares of Company common stock owned by a Company shareholder.

In connection with the financing, the Company has agreed to issue to the accredited investor warrants to purchase 1,334,813 shares of the Company’s common stock. The warrants are exercisable over a five-year period at $1.01 per share. Fifty percent of the warrants contain a cashless exercise provision with the balance exercisable in cash. The warrants were valued at $325,000 which amount has been recorded as a discount on the Note. This amount will be amortized to interest expense over the fifteen month period the loan is scheduled to be outstanding, commencing October 1, 2008.

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

	Total	Discount	Balance
Balance at September 30, 2008	$1,125,000	$325,000	$800,000
Current portion	(900,000)	(260,000)	(640,000)
Long-term debt less current portion	$225,000	$65,000	$160,000

NOTE 6—Convertible debentures

Effective May 31, 2007, convertible debentures consisting of 8% subordinated debentures due December 31, 2007, with a face value of $850,090 and related accrued interest of $26,753 were converted into 1,096,055 shares of the Company’s common stock.

NOTE 7—Advances from stockholders

As of September 30, 2008 and December 31, 2007, the Companies had received non-interest bearing advances from shareholders in the amount of $2,333,171 and $2,375,971, respectively.

NOTE 8—Stockholders’ equity

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, par value $0.001. At September 30, 2008, there are no shares issued or outstanding.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.001. At September 30, 2008, there were 40,194,035 shares issued and outstanding.

NOTE 9—Commitments and contingencies

Leases

The Company has entered into one lease agreement for The Players’ Club which requires monthly rental of $11,000 beginning August 1, 2006 for two years and monthly rental of $13,000 for the following three years. There is an option for years six through ten at a rate which is the greater of $15,000 per month or the then current market rent for similar premises in a similar location. Effective July 1, 2008, the Company entered into a new agreement to lease the second and third floors of the three-story building in addition to the first floor which they already occupied. The new lease provides for monthly rental of $20,500 for one-year with an option to purchase the building for $2,500,000.

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

NOTE 10—Related party transactions

At September 30, 2008 and December 31, 2007, the Company had accounts receivable for markers in the amount of $1,710,359 from a Rounders’ director and $227,397 from two of Rounders’ directors, respectively. Pursuant to our revenue recognition policy $141,620 of the $1, 710,359 is included in revenue and accounts receivable at September 30, 2008, and the balance has been deferred. All of the $227,397 at December 31, 2007, was included in revenue and accounts receivable in 2007 as it was subsequently collected.

At September 30, 2008 and December 31, 2007 the Company had received non-interest bearing advances from affiliates in the amount of $2,333,171 and $2,375,971, respectively, of which $208,482 and $216,982 was owed to a Rounders director, who became President and Chief Executive Officer on July 18, 2008.

NOTE 11—Going concern

At September 30, 2008, the Company had a significant working capital deficit of $1,927,401. The major component of the working capital deficit is the $2,333,171 in advances from stockholders. The principal current assets include $504,601 in cash and accounts receivable of $567,606. The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements. In addition, the Company plans to expand its operations, which will require new capital. Although the Company had positive cash flow from gaming operations this year, the other conditions raise doubt about the Company’s ability to continue as a going concern.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES

Revenues, principally from gaming, amounted to $1,369,879 during the quarter ended September 30, 2008, as compared to $748,989 in the prior year period. The increase in 2008 is the result of the introduction of live gaming commencing February 8, 2008. In addition to the substantial revenue increase, the government tax rate has also been reduced substantially as noted below.

COSTS AND EXPENSES

Government gaming tax amounted to $60,545 and $180,113 in the three months ended September 30, 2008 and 2007, respectively. Commencing February 8, 2008, with the introduction of live gaming, we also have a new tax rate which is based on a declining scale. The tax in the third quarter of 2008 is approximately 1/3 of the 2007 amount, despite revenue increases of 83%.

Operating expenses amounted to $1,440,198 during the three month period ended September 30, 2008 as compared to $403,165 in the prior year period. In 2008, the more significant items include $524,720 for bad debt expense, $299,567 for staff payroll, advertising and promotion of $144,624, depreciation of $93,406 and rent of $46,748. In 2007, staff payroll amounted to $167,789, advertising and promotion was $6,032, depreciation was $58,110 and rent was $37,320.

General and administrative expenses amounted to $28,084 during the three months ended September 30, 2008 as compared to $11,390 in the year earlier period. These costs have declined substantially since early in the second quarter of 2007 and should continue nearer this lower level, as the majority in 2007 was legal, travel and professional services and fees associated with establishing the business and the 2008 amount includes accounting and other fees associated with being a public company.

Other income (expense) includes the following for the three months ended September 30, 2008 and 2007:

	2008	2007
Rent income	$36,000	$—
Over accrual of government gaming tax	472,021
Poker tournament	—	(527,551)
Interest income	645
Interest expense	(67,313)
	$441,353	$(527,551)

The Company began a sub-lease of restaurant space in January 2008 for $6,000 per month. The current quarter includes both the second and third quarter amounts.

Effective February 8, 2008, the Company commenced live gaming and began operating as a full line casino. As a part of the change in the government license, the gaming tax was reduced substantially. The effect on the third quarter resulted in reducing the accrued tax liability by $472,021, which is included in other income.

In 2007, the Company hosted a poker tournament which resulted in a loss in the 2007 quarter of $527,551.

Interest expense in 2008 amounted to $67,313, which is the interest on the new long-term debt plus amortization of loan fees.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

REVENUES

Revenues, principally from gaming, amounted to $3,351,823 during the nine months ended September 30, 2008, as compared to $2,275,904 in the prior year period. In addition, we have deferred a total of $1,568,739 in revenue from a director of Rounders until it was collected. Had we been able to recognize all of this revenue, our revenue would have increased 116% in 2008 from the 2007 amount. The increase in 2008 is the result of the introduction of live gaming commencing February 8, 2008. In addition to the substantial revenue increase, the government tax rate will also be reduced substantially as noted below.

COSTS AND EXPENSES

Government gaming tax amounted to $198,591 and $623,272 in the nine months ended September 30, 2008 and 2007, respectively. Commencing February 8, 2008, with the introduction of live gaming, we also have a new tax rate which is based on a declining scale. The tax rate is approximately 6% of total revenue in 2008 as compared to approximately 28% of total revenue in 2007.

Operating expenses amounted to $2,650,042 during the nine month period ended September 30, 2008 as compared to $1,534,698 in the prior year period. In 2008, the more significant items include $544,020 for bad debt expense, $855,662 for staff payroll, advertising and promotion of $218,343, depreciation of $234,322 and rent of $175,648. In 2007, staff payroll and management fees amounted to $609,368, advertising and promotion was $106,436, depreciation was $140,954 and rent was $122,568.

General and administrative expenses amounted to $69,199 during the nine months ended September 30, 2008 as compared to $629,917 in the year earlier period. These costs have declined substantially and should continue nearer the lower level, as the majority in 2007 was legal, travel and professional services and fees associated with establishing the business and the 2008 amount includes accounting and other fees associated with being a public company.

Other income (expense) includes the following for the nine months ended September 30, 2008 and 2007:

	2008	2007
Rent income	$54,000	$—
Over accrual of government gaming tax	360,067
Poker tournament	—	(544,218)
Interest income	645
Interest expense	(68,322)	(26,183)
	$346,390	$(570,401)

The Company began a sub-lease of restaurant space in January 2008 for $6,000 per month.

Effective February 8, 2008, the Company commenced live gaming and began operating as a full line casino. As a part of the change in the government license, the gaming tax was reduced substantially. The effect in 2008 resulted in reducing the accrued tax liability as of December 31, 2007, by $360,067, which is included in other income.

In 2007, the Company hosted a poker tournament which resulted in a loss in 2007 of $544,218.

Interest expense in 2008 amounted to $68,322, which is the interest on the new long-term debt plus amortization of loan fees. In 2007, interest expense was accrued on debentures which were converted to common stock effective May 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had a significant working capital deficit of $1,927,401. The major component of the working capital deficit is the $2,333,171 in advances from stockholders. The principal current assets include $504,601 in cash and accounts receivable of $567,606. The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements. In addition, the Company plans to expand its operations, which will require new capital. Although the Company had positive cash flow from gaming operations during 2008 the other conditions raise doubt about the Company’s ability to continue as a going concern.

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

Item 4T: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of September 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2008, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:  OTHER INFORMATION

On July 18, 2008, Sean Sullivan became President and Chief Executive Officer. Michael D. Pruitt retained the title of Chief Financial Officer

ITEM 6:  EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYZYGY ENTERTAINMENT, LTD.

November 13, 2008	By:	/s/ Sean L. Sullivan
Sean L. Sullivan, Chief Executive Officer
(Principal Executive Officer)