Form 10-K
period 2008-12-31
Syzygy Entertainment Ltd
filed 2009-05-12
CIK 1367415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 333-136827

SYZYGY ENTERTAINMENT, LTD.
(Exact name of registrant as specified in its charter)

Nevada	20-4114478
(State or Other Jurisdiction	(IRS Employer
of Incorporation or Organization)	Identification No.)

The Rotunda, 4201 Congress Street, Suite 145, Charlotte, NC	28209
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐; No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $28,077,620.

As of April 28, 2009, the registrant had outstanding 40,509,043 shares of its common stock, par value of $0.001, its only class of voting securities.

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

PART I

ITEM 1:             BUSINESS

Syzygy Entertainment Ltd, a Nevada corporation, formerly known as Triple Bay Industries, Inc., (“Syzygy” or “SYZG” or the “Company”), is publicly traded on the Over-The-Counter Bulletin Board market under the ticker symbol SYZG.  Syzygy, through its acquisition of Rounders Ltd., a Turks and Caicos company and The Game International TCI, Ltd., a Turks and Caicos company (hereinafter collectively referred to as “Rounders”) is focused on the development and operation of destination gaming and resort facilities in the Turks and Caicos Islands.  Rounders, Ltd, and its affiliated company, The Game International TCI, Ltd. (the “Company” or “Rounders”), were originally incorporated in 2006.

To date, Rounders has opened “The Players’ Club”, an up-market licensed casino, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”).  The Company discontinued operations of the business of manufacturing and selling disposable decontamination systems, which formed the basis of its operations before the acquisition of Rounders.

The Island Opportunity

The Turks & Caicos Islands (TCI) lies at the southern tip of the Bahamas, just 75 minutes by air or 575 miles Southeast of Miami and covers 193 square miles in the Atlantic Ocean.   The Turks and Caicos Islands enjoy excellent air services from the US, Canada, Europe and the Caribbean, as well as reliable domestic services throughout the island chain. This accessibility combined with its close location to the US along with the fact that the Turks and Caicos Islands has the third largest coral reef system in the world, has led to the development of a stable, growing, and profitable tourism industry over the last two decades.

Initially focusing on the diving industry, the Islands now encompasses both family beach vacations and increasing supplies a higher end product that caters to the discerning traveler seeking luxury accommodations.  With a proliferation of upscale boutique resorts along with some of the best tropical beaches in the world, this steady incline in tourism and increasing accessibility has boosted property development in Turks & Caicos to an unprecedented scale.

The island currently has two operating casinos with The Players Club being one of them.  The Government recognizes the need to broaden the leisure and entertainment options for the visitor to the island. Casino-style activities represent an important amenity necessary to enhance Turks & Caicos Islands reputation as a premium “must visit” destination.

The Players Club

Rounders Ltd opened “The Players’ Club”, an up-market, licensed, casino, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”) in December of 2006.  Provo, while having visitor numbers in the region of 260,000 tourists a year, did not have a licensed casino operating at that time, and adult recreational nightlife on island for tourists was limited to bars and restaurants.  Located in the Queen Angel Resort, a top of the line gaming and poker facility has been completed.  This facility has been outfitted with approximately 80 gaming machines providing 150 player seats, and the experience of playing games of chance such as Texas Hold-Em, Black Jack, Roulette, slots and a variety of other card and dice games.

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

The Players Club recently renovated the second and third floors of the Queen Angel Building.  The second floor hosts a restaurant and is intended to host a sports book, if a license for such is granted by the Government.  Licensing for the sports book is still in the due diligence stages with the government of the Turks and Caicos Islands.  The third floor is host of “high stakes gaming” and junket play with its own dealers, concierges, and VIP status.  In the first quarter of 2009, the second and third floors, although fully outfitted, were not being used by the Company which is awaiting additional financing to commence those operations.

Other Slot Licensing

Rounders has petitioned, and the government has accepted, an application for Rounders to possess a license that would entitle the Company to have 100 gaming machines on Provo, Grand Turk, North, West, and Middle Caicos.  In the first few months of operation of The Players Club, the Government has recognized the distinct advantages to facilities like The Players Club, versus games, 4 at a time, located in the bars and restaurants.  In December 2008, Rounders opened the Elite Sports Bar, located on Airport Road, designed as a slot parlor featuring 20 machines and a fully staffed bar.  In the first quarter of 2009, the Elite Sports Bar was sold to a local gaming company.

Grand Turk Facility and Hurricane Ike 2008

In December 2007, Rounders established the first four slot machines in Big Daddy’s Beach Shack, positioned next to the Carnival Cruise Line docking station.  The future development plans for the facility would hold up to 25 machines and a new building would be constructed to host the remaining machines.

Unfortunately, Hurricane Hanna and Hurricane Ike, wreaked havoc on Grand Turk and the facility was shut down.  The sublessor, Big Daddy’s Beach Shack, discontinued operations and Rounders does not intend to reopen a facility at this time on Grand Turk.

Employees

At December 31, 2008, the Company’s Chairman and CFO was the only part-time employee at the Company’s headquarters in Charlotte, North Carolina and the Company’s CEO was the only part time employee in the Turks and Caicos.  At December 31, 2008, we had 42 full time and 12 part time employees in our gaming operations in the Turks and Caicos Islands.

Our employees are not represented by a labor union.  We have experienced no work stoppage and believe that our employee relationships are good.

ITEM 1A:          RISK FACTORS

Not applicable.

ITEM 2:             PROPERTIES

Rounders opened “The Players’ Club,” an up-market, licensed, gaming bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”) in December of 2006.  The property was originally subject to a five-year lease which required a monthly rental of $11,000 for two years commencing August 1, 2006 and $13,000 for the final three years.  Effective July 1, 2008, the Company renegotiated the lease for the total three-story building at a monthly rental of $20,500 for one year.  The Company has an option to purchase the facility during the term of the lease for $2,000,000.

Other facilities which the Company was planning to expand were destroyed by the hurricanes during 2008 and have not been re-opened.

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

The following table sets forth the quarterly high and low daily close for our common stock as reported by the OTCBB for the period from February 16, 2007 through December 31, 2008, the period during which it has been trading. The closing prices reflect inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.  There has been very limited sales volume in our common stock.  Accordingly, the posted prices may represent amounts substantially in excess of the amount for which the stock could be sold.

	High	Low

2008:
Fourth quarter	$1.05	$0.04
Third quarter	$1.01	$1.01
Second quarter	$3.00	$1.01
First quarter	$3.00	$1.25

2007:
Fourth quarter	$6.00	$2.40
Third quarter	$5.00	$4.00
Second quarter	$5.00	$4.00
First quarter	$5.00	$4.00

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

HOLDERS

At February 12, 2009, there were approximately 77 holders of record of our common stock, and 5,344,905 shares in the public float.

DIVIDENDS

We have never paid cash dividends on our common stock and intend to utilize current and future resources to implement our plan of operations. Therefore, it is not anticipated that cash dividends will be paid on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company does not have an equity compensation plan at December 31, 2008.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended December 31, 2008, we issued 65,000 shares of our common stock valued at $65,650 for legal fees related to our senior secured promissory note.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED
PURCHASERS

None during the year ended December 31, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern.  Substantially all activity in 2006 revolved around poker tournaments and events until the December 2006 opening of The Players Club.  Operations in 2007 included both The Players Club and a World Poker Tour tournament.  Based on our results to date, we have decided to delay any new poker tournaments and concentrate our resources on gaming.  We also began live gaming in February 2008 and, as a result of our new license, will have substantially lower government gaming taxes in the future.  Currently we are in the middle of a global recession which will negatively impact our results by an undeterminable amount.

We have now established a consistent source of revenue which should be sufficient to fund the development of the business, the projected operating expenses and commitments for the next twelve months.  We have achieved profitability and positive cash flow in 2008.  However, we will need to continue to rely on non-interest bearing advances from shareholders to meet short-term liquidity needs.

The Players Club recently renovated the second and third floors of the Queen Angel Building.  The second floor hosts a restaurant and is intended to host a sports book, if a license for such is granted by the Government.  Licensing for the sports book is still in the due diligence stages with the government of the Turks and Caicos Islands.  The third floor is host of “high stakes gaming” and junket play with its own dealers, concierges, and VIP status.  In the first quarter of 2009, the second and third floors, although fully outfitted, were not being used by the Company which is pending additional financing to commence those operations.  See Note 12 to consolidated financial statements.

Our ability to continue as a going concern during the next year depends on our success in executing these plans.  The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Revenue
Total revenues for the two years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Gaming revenue	$4,020,170	$2,692,282
Bar and miscellaneous revenue	130,135	62,632
	$4,150,305	$2,754,914

During 2006, we were in operation for only about ½ of the month of December.  On February 8, 2008, we received approval for a full-scale casino license.  These are the primary causes for the fluctuations in revenues.  In addition, 2008 would have been higher except for the impact of Hurricane Hanna and Hurricane Ike, which wreaked havoc on Grand Turk and which resulted in one of our facilities being shut down.

Costs and expenses
Costs and expenses were as follows during the two years ended December 31, 2008 and 2007:

	2008	2007

Cost of bar product	$212,491	$66,384
Government gaming tax	283,109	780,904
Operating expenses	3,011,362	2,110,155
General and administrative expenses	162,424	1,198,941
Bad debt expense	743,350	11,122
	$4,412,736	$4,167,506

Government gaming tax was 30% of net revenue from gaming machines in 2007.  With the new license for live gaming starting in February 2008, the tax is calculated on a sliding scale with a maximum of 15%.  As a part of this change, the government gaming tax accrued for the period from July 1, 2007 through February 8, 2008 was cancelled and resulted in the other income discussed below.

Operating expenses amounted to 3,011,362 (73% of total revenue in 2008) and amounted to $2,121,277 (77% of total revenue in 2007).  The 2007 amount includes $173,940 in management fees and commissions paid to the former management firm which we bought out in early May 2007.  This amount did not recur in 2008.  Operating expenses were also negatively impacted in 2008 by two hurricanes.

General and administrative expenses are primarily the costs incurred in establishing the business.  The 2007 amount includes consulting fees in the amount of $800,000 which are not expected to recur.  The 2008 amount includes $65,000 in amortization for the warrant issued with the senior secured promissory note in 2008 and $97,424 in general corporate expenses.  The amortization will increase to $260,000 and be completed in 2009.  The general corporate costs are expected to continue at a similar level in 2009.

Bad debt expense increased substantially when live gaming commenced in February 2008.

Other Income (Expense)
Other income (expense) consists of the following during the two years ended December 31, 2008 and 2007:

	2008	2007

Over accrual of government gaming tax	$(406,993)	$-
Interest income	(644)	-
Poker tournaments	33,781	621,962
Interest expense	159,582	40,714
	$(214,274)	$662,676

As noted above, with the new license for live gaming starting in February 2008, the accrued government tax that had been recorded and not paid prior to that date was cancelled.

Poker tournaments are not expected to be substantial while the balance of the business is developed.

Interest expense will be higher in 2009 with the new debt currently on the books, which should be repaid by the end of 2009.  Interest expense includes $88,686 in loan cost amortization in 2008.

Discontinued operations
In 2007, discontinued operations represent the loss on disposal of the former operations of Triple Bay.  In 2008, the Company lost one facility to the hurricanes and closed another facility which did not meet the requirements of the live gaming license.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning January 1, 2009. This statement will not have an impact on the Company’s financial position, results of operations or cash flows.

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

OFF-BALANCE SHEET ARRANGEMENTS

Rounders Ltd opened “The Players’ Club”, an up market, licensed, gaming bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”) in December of 2006.  The property was subject to a five-year lease which required a monthly rental of $11,000 for two years commencing August 1, 2006 and $13,000 for the final three years.  Effective July 1, 2008, the Company renegotiated the lease and include the full three story building at a monthly cost of $20,500 for one year.  During the term of the lease, the Company has an option to acquire the facility for $2,000,000.

Other facilities which the Company was planning to expand were destroyed by the hurricanes during 2008 and have not been re-opened.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Not applicable.

ITEM 7A:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:	FINANCIAL STATEMENTS

The Consolidated Financial Statements of Syzygy Entertainment, Ltd. and Subsidiaries together with the report thereon of Moore & Associates, Chartered. for the years ended December 31, 2008 and 2007, is set forth as follows:

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
SYZYGY Entertainment, Ltd. and Subsidiaries

We have audited the accompanying consolidated balance sheets of SYZYGY Entertainment, Ltd. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SYZYGY Entertainment, Ltd. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has a significant working capital deficit of $2,675,593 at December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 11, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$172,517	$86,454
Accounts receivable, net	323,938	327,604
Inventory	40,410	-
Prepaid expenses and other assets	55,768	85,306
Total current assets	592,633	499,364
Property and equipment, net	1,763,457	1,194,672
Other assets	353,964	83,300
Total assets	$2,710,054	$1,777,336

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$244,784	$462,010
Accrued expenses	118,705	40,352
Senior secured promissory note	640,000	-
Non-interest bearing advances from shareholders	2,543,401	2,375,971
Total current liabilities	3,546,890	2,878,333

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock: $0.001 par value; authorized 500,000,000 shares; 40,259,043 and 40,194,043 shares issued and outstanding at December 31, 2008 and 2007, respectively	40,259	40,194
Additional paid-in capital	3,806,611	3,416,026
Accumulated deficit	(4,683,706)	(4,557,217)
Total stockholders' equity (deficit)	(836,836)	(1,100,997)
Total liabilities and stockholders' equity (deficit)	$2,710,054	$1,777,336

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

	Years Ended December 31,
	2008	2007

Gaming revenue	$4,020,170	$2,692,282
Bar and miscellaneous revenue	130,135	62,632
Total revenue	4,150,305	2,754,914

Costs and expenses:
Cost of bar product	212,491	66,384
Government gaming tax	283,109	780,904
Operating expenses	3,011,362	2,110,155
General and administrative expense	162,424	1,198,941
Bad debt expense	743,350	11,122
Total costs and expenses	4,412,736	4,167,506
Loss from operations	(262,431)	(1,412,592)
Other (income) expense:
Over accrual of government gaming tax	(406,993)	-
Interest income	(644)	-
Poker tournaments	33,781	621,962
Interest expense	159,582	40,714
Other (income) expense, net	(214,274)	662,676
Loss from continuing operations before income taxes	(48,157)	(2,075,268)
Provision for income taxes	-	-
Loss from continuing operations	(48,157)	(2,075,268)
Discontinued operations	(78,332)	(22,377)
Net loss	$(126,489)	$(2,097,645)
Net earnings (loss) per share, basic and diluted
Continuing operations	$(0.00)	$(0.06)
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.06)
Weighted average shares outstanding, basic and diluted	40,206,822	38,049,907

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
Years Ended December 31, 2008 and 2007

			Additional	Stock
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Par Value	Capital	Receivable	Deficit	Total

Balance at December 31, 2006	30,100,000	$30,100	$2,472,900	$(38,000)	$(2,459,572)	$5,428
Acquisition of Syzygy Entertainment, Ltd	8,577,980	8,578	13,799	-	-	22,377
Common shares issued:
For services	400,000	400	3,600	-	-	4,000
For convertible debentures	1,096,063	1,096	875,747	-	-	876,843
For cash	20,000	20	49,980	-	-	50,000
Collection of stock subscription	-	-	-	38,000	-	38,000
Net loss	-	-	-	-	(2,097,645)	(2,097,645)
Balance at December 31, 2007	40,194,043	40,194	3,416,026	-	(4,557,217)	(1,100,997)

Common shares issued for legal fees for the senior secured promissory note	65,000	65	65,585	-	-	65,650
Warrant issued with senior secured promissory note	-	-	325,000	-	-	325,000
Net loss	-	-	-	-	(126,489)	(126,489)
Balance at December 31, 2008	40,259,043	$40,259	$3,806,611	$-	$(4,683,706)	$(836,836)

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007

	Years Ended December 31,
	2008	2007

Operating activities
Net loss	$(126,489)	$(2,097,645)
Loss from discontinued operations	(78,332)	(22,377)
Loss from continuing operations	(48,157)	(2,075,268)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	324,975	198,560
Amortization of loan costs	88,686	-
Amortization of warrant costs	65,000	-
Bad debt expense	743,350	11,122
Common stock issued for services	-	4,000
Change in assets and liabilities:
Deposits with agents	-	304,466
Accounts receivable	(701,684)	(338,726)
Inventory	(40,410)	-
Prepaid expenses and other assets	7,838	(128,368)
Accounts payable	(217,227)	385,667
Accrued expenses	78,353	(70,278)
Net cash from continuing operations	300,724	(1,708,825)
Net cash used in discontinued operations	(78,332)	-
Net cash provided by (used in) operations	222,392	(1,708,825)

Investing activities
Acquisition of property and equipment	(893,760)	(651,225)
Net cash used in investing activities	(893,760)	(651,225)

Financing activities
Proceeds from convertible notes and debentures	1,000,000	150,090
Loan costs	(147,000)	-
Loan repayment	(225,000)	-
Loans from shareholders	129,431	2,246,414
Sale of common stock	-	50,000
Net cash provided by financing activities	757,431	2,446,504

Net increase (decrease) in cash and cash equivalents	86,063	86,454
Cash and cash equivalents, beginning of period	86,454	-
Cash and cash equivalents, end of period	$172,517	$86,454
		(Continued)

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years Ended December 31, 2008 and 2007

	Years Ended December 31,
	2008	2007

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$63,753	$-
Income taxes	-	-

Non-cash investing and financing activities:
Issuance of common stock for:
Convertible debentures	$-	$876,873
Stock subscription	-	-
Warrant issued with senior secured promissory note	325,000	-
Loan costs paid with common stock	65,650	-

See accompanying notes to consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of business

The Companies are focused on the development and operation of destination gaming and resort facilities in the Turks and Caicos Islands.  To date, Rounders has opened “The Players’ Club”, an up-market licensed casino, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”).  The Company discontinued operations of the business of manufacturing and selling disposable decontamination systems, which formed the basis of its operations before the acquisition of Rounders.

The Turks & Caicos Islands (TCI) lies at the southern tip of the Bahamas, just 75 minutes by air or 575 miles Southeast of Miami and covers 193 square miles in the Atlantic Ocean.   The Turks and Caicos Islands enjoy excellent air services from the US, Canada, Europe and the Caribbean, as well as reliable domestic services throughout the island chain. This accessibility combined with its close location to the US along with the fact that the Turks and Caicos Islands has the third largest coral reef system in the world, has led to the development of a stable, growing, and profitable tourism industry over the last two decades.

Initially focusing on the diving industry, the Islands now encompasses both family beach vacations and increasing supplies a higher end product that caters to the discerning traveler seeking luxury accommodations.  With a proliferation of upscale boutique resorts along with some of the best tropical beaches in the world, this steady incline in tourism and increasing accessibility has boosted property development in Turks & Caicos to an unprecedented scale.

The island currently has two operating casinos with The Players Club being one of them.  The Government recognizes the need to broaden the leisure and entertainment options for the visitor to the island. Casino-style activities represent an important amenity necessary to enhance Turks & Caicos Islands reputation as a premium “must visit” destination.

Rounders Ltd opened “The Players’ Club”, an up-market, licensed, casino, bar and slot parlor business on the growing tourist based island of Providenciales (known as “Provo”) in December of 2006.  Provo, while having visitor numbers in the region of 260,000 tourists a year, did not have a licensed casino operating at that time, and adult recreational nightlife on island for tourists was limited to bars and restaurants.  Located in the Queen Angel Resort, a top of the line gaming and poker facility has been completed.  This facility has been outfitted with approximately 80 gaming machines providing 150 player seats, and the experience of playing games of chance such as Texas Hold Em, Black Jack, Roulette, slots and a variety of other card and dice games.

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

The Players Club recently renovated the second and third floors of the Queen Angel Building.  The second floor hosts a restaurant and is intended to host a sports book, if a license for such is granted by the Government.  Licensing for the sports book is still in the due diligence stages with the government of the Turks and Caicos Islands.  The third floor is host of “high stakes gaming” and junket play with its own dealers, concierges, and VIP status.  In the first quarter of 2009, the second and third floors, although fully outfitted, were not being used by the Company which is awaiting additional financing to commence those operations.

Rounders has petitioned, and the government has accepted, an application for Rounders to possess a license that would entitle the Company to have 100 gaming machines on Provo, Grand Turk, North, West, and Middle Caicos.  In the first few months of operation of The Players Club, the Government has recognized the distinct advantages to facilities like The Players Club, versus games, 4 at a time, located in the bars and restaurants.  In December 2008, Rounders opened the Elite Sports Bar, located on Airport Road, designed as a slot parlor featuring 20 machines and a fully staffed bar.  In the first quarter of 2009, the Elite Sports Bar was sold to a local gaming company.

In December 2007, Rounders established the first four slot machines in Big Daddy’s Beach Shack, positioned next to the Carnival Cruise Line docking station.  The future development plans for the facility would hold up to 25 machines and a new building would be constructed to host the remaining machines.  Unfortunately, Hurricane Hanna and Hurricane Ike, wreaked havoc on Grand Turk and the facility was shut down.  The sublessor, Big Daddy’s Beach Shack, discontinued operations and Rounders does not intend to reopen a facility at this time on Grand Turk.

Going concern

At December 31, 2008, the Company has a significant working capital deficit of $2,954,257.  The major component of the working capital deficit is the $2,543,401 in advances from stockholders.  The principal current assets include $175,017 in cash and net accounts receivable of $323,938.  The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months, although, the Company could continue to require advances from shareholders to meet short term cash flow requirements.  In addition, the Company plans to expand its operations, which will require new capital.  These conditions raise doubt about the Company’s ability to continue as a going concern.  The Company plans on raising additional funds through loans or private placements of its common stock to continue to expand the business.  If the Company is unable to improve its operating cash flows or is unable to raise additional funds through private placement sales of its common stock, then the Company may be unable to continue as a going concern.  There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders.  If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted.  These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The Company recorded $743,350 in bad debt reserves after commencing live gaming in 2008.  In April 2009, the Company retained a professional management company to run the operations and improve collection of markers.

Summary of significant accounting policies

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

Inventory
Inventories are stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.  All inventory is finished goods.

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

Income taxes
The Turks and Caicos Islands do not have any income tax.  Accordingly, no deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes” for operations in the Turks and Caicos Islands. The Company does not file a consolidated income tax return.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets associated with domestic net operating loss carryforwards, since management believes that it is more likely than not that such asset will not be realized.

Earnings (loss) per common share
Earnings (loss) per common share are calculated under the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive shares outstanding.  At December 31, 2008, 2007 and 2008, there were no common stock equivalents.  Accordingly, basic and diluted earnings per share are the same for all periods presented.

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

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

Fair value determination
Financial instruments consist of cash, marketable securities, accounts and notes receivable, accounts payable, accrued expenses and short-term borrowings. The carrying amount of these financial instruments approximates fair value due to their short-term nature or the current rates at which the Company could borrow funds with similar remaining maturities.

Advertising costs
The Company expenses advertising costs over the period receiving the benefit. The Company recorded advertising and promotion costs of $132,569 and $173,450 during 2008 and 2007, respectively.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Segment reporting
The Company operates in one reportable segment, live gaming.

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

During 2008, the Company closed one facility that received substantial hurricane damage and discontinued another location that did not meet the requirements of its live gaming license.  The cost of closing these locations of $78,332 is included in discontinued operations in 2008.

NOTE 4:	ACCOUNTS RECEIVABLE

Accounts receivable consists of the following at December 31, 2008 and December 31, 2007:

	2008	2007

Marker accounts	$861,863	$39,000
Marker accounts from related parties that was subsequently collected	153,530	227,397
Judgment receivable	46,650	47,150
Checks out for collection	-	2,500
Other, net, including employee advances	5,245	17,557
	1,067,288	333,604
Allowance for bad debts	(743,350)	(6,000)
	$323,938	$327,604

The Company’s policy defers recognition of revenue until markers from affiliates are collected or assured of collection.

NOTE 5:	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Leasehold improvements	$578,231	$372,464
Furniture and equipment	1,666,737	996,744
Automobiles	55,433	37,433

	2,300,401	1,406,641
Accumulated depreciation and amortization	(536,944)	(211,969)

	$1,763,457	$1,194,672

NOTE 6:	SENIOR SECURED PROMISSORY NOTE

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

	Total	Discount	Balance

Current portion of long-term debt	$900,000	$260,000	$640,000

NOTE 7:	CONVERTIBLE DEBENTURES

Effective May 31, 2007, convertible debentures consisting of 8% subordinated debentures due December 31, 2007, with a face value of $850,090 and related accrued interest of $26,753 were converted into 1,096,063 shares of the Company’s common stock.

NOTE 8:	INCOME TAXES

The Company has not recorded a deferred tax benefit or expense for the years ended December 31, 2008 and 2007, as all net deferred tax assets have a full valuation allowance.

Actual income tax benefit applicable to net loss before income taxes is reconciled with the “normally expected” federal income tax as follows:

	2008	2007

"Normally expected" income taxes (benefit)	$(43,000)	$(713,200)
Increase (decrease) in taxes resulting from:
State income taxes net of federal income tax benefit	(12,600)	(6,600)
Foreign operations	(64,000)	650,300
Non-deductible meals and entertainment	500	500
Valuation allowance	119,100	69,000
Acutal income tax expense (benefit)	$-	$-

The net deferred taxes at December 31, 2008 and 2007, are comprised of the following:
	2008	2007

Net operating loss carryforward	$188,100	$69,000
Valuation allowance	(188,100)	(69,000)
Acutal income tax expense (benefit)	$-	$-

The Company has available unused net operating loss carryforwards and capitalized start-up costs of $496,000 which will expire in various periods from 2026 to 2028, some of which may be limited as to the amount available on an annual basis.

The Company’s operations are principally in the Turks and Caicos Islands and are not subject to income tax.

NOTE 9:	STOCKHOLDERS’ EQUITY

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

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock, par value $.001.  At December 31, 2008 and 2007, there are no shares issued or outstanding.

Common Stock
The Company is authorized to issue 200,000,000 shares of common stock, par value $.001.  At December 31, 2008 and 2007, there were 40,259,043 and 40,194,043 shares issued and outstanding, respectively.

NOTE 10:	RELATED PARTY TRANSACTIONS

At December 31, 2008 and 2007, the Company has accounts receivable for markers in the amount of $153,530 and $227,397 from one and two of Rounders’ directors, respectively.

The Company reimbursed a company of which its Director is CEO and a director, $5,500 for accounting and administrative services provided.

One of Rounders’ directors was paid $500,000 in consulting fees during 2007.

At December 31, 2008 and 2007, the Company had received non-interest bearing advances from shareholders in the amount of $2,543,401 and $2,375,971, of which $358,482 and $216,982 is due to a Rounders director, respectively.

NOTE 11:	COMMITMENTS AND CONTINGENCIES

Leases
The Company entered into a lease agreement for The Players’ Club which required monthly rental of $11,000 beginning August 1, 2006 for two years and monthly rental of $13,000 for the following three years.  Effective July 1, 2008, the Company renegotiated this lease and now have leased the entire three-story building at a monthly rental of $20,500 through June 30, 2009.  The Company has an option to purchase the building during the term of the lease for $2,000,000.

Expansion
The Company is in process of developing several possible expansion plans which include an operating casino and other gaming machine sites.  Funding for these possible expansions will require additional funding which management of the Company believes should be available either through additional debt or a private placement of equity.

NOTE 12:	SUBSEQUENT EVENT

On April 1, 2009, the Company entered into an agreement (the “Agreement”) between Caribbean Play Group Ltd., a Turks and Caicos company (“CPG”), 515 Field Ltd., Sean Sullivan, Rhynie Campbell and S. Gregory Smith.

At the closing of the Agreement, CPG will agree to convert $300,000 of its $385,000 loan to the Company into 3,000,000 newly issued restricted shares of common stock of Syzygy. Simultaneously with the closing, CPG will also agree to buy for $285,000, 2,850,000 newly issued restricted shares of the Company’s common stock, the proceeds of which are to be utilized by the Company to (a) repay $85,000 of CGP’s loan to the Company and (b) the remaining $200,000 will be utilized for the Company’s casino operations.

On completion of the items listed in the above paragraph, the Company shall issue to CPG an additional 5,000,000 shares of common stock or 10% of the shares of common stock outstanding, whichever is greater. In addition, the Company, Mercury Gaming Group LLC (“Mercury”) and CPG have agreed to work together to establish a turnkey, fully furnished and equipped casino lease approved by the Company for the new casino premises designed and outfitted to accommodate high play gambling. CPG and Syzygy have also agreed at closing to establish a new four person board of directors. Mike Pruitt, the Company’s present director, will resign and nominate S. Gregory Smith to serve as a director. Subject to Mr. Smiths’ approval, Mr. Rhynie Campbell shall have the authority to nominate one director, Sean Sullivan shall have the authority to nominate a director and CPG shall have the authority to nominate a director. On the completion of the items set forth in this above paragraph, and the execution of the casino lease, the Company will issue to CPG 10,000,000 shares of its restricted common stock to be held in escrow until and upon the commencement of operations of the new casino. Upon operation of the new casino, the shares will be released from escrow and delivered to CPG.

515 Field Ltd. has granted to CPG a right to purchase or to arrange for purchase a right of first refusal of 7,695,000 shares held by 515 Field Ltd. for a purchase price of $1,539,000 as well as the right to purchase $950,000 of debt of Syzygy held by 515 Field Ltd. Such right will be for a period of six months.

In addition, upon completion of the purchase of the stock and debt held by 515 Field Ltd., the newly elected officers and directors of the Company will use reasonable efforts to convert certain shareholder advances to Syzygy at $0.50 per share. Syzygy and CPG have agreed to establish a marketing agreement under which Mr. Rhynie Campbell will receive $120,000 per annum.  Upon completion of all of the items described above, the Company agrees to issue to CPG additional common stock equal to 33% of the then issued and outstanding shares of stock in the Company, but when combined with shares previously issued shall be no less than 20,000,000 shares.

The initial closing shall take place after prior shareholder notification in compliance with all applicable securities laws and resignation of the appropriate directors and officers of the Company.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A(T):	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures and (2) inadequate segregation of duties consistent with control objectives.  The aforementioned material weaknesses were identified by our Chief Executive Officer and our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the second material weakness did not have an effect on our financial results due primarily to the Company hiring an internal accountant to improve the segregation of duties and using a third-party to review its financial information and prepare its financial statements in addition to the audit prepared by the auditor.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following measures:

Management believes that the appointment of two or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.  We expect to expand our board of directors during 2009.

We have added an accountant at the holding company to oversee the daily accounting issues at the operating company in addition to maintaining an outside accountant to review and prepare required filings with the SEC.  We believe this, in conjunction with existing internal controls at our operating company mitigates the lack of segregation of duties.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position and Term

Sean Sullivan	45	CEO and President since July 18, 2008

Michael D. Pruitt	48	CFO and director since February 2007;
		CEO and President until July 18, 2008

Jason March	37	Director of Operations since December 2007

Sean Sullivan
Sean Sullivan’s background is in investment consulting, working initially with Bear Sterns and then Lehman Brothers in Boston, MA.  Mr. Sullivan attended the University of Connecticut in 1981 and 1982 and graduated from the University of California at Berkeley in 1985.  He has subsequently worked as a Financial Consultant in the U.S., raising in excess of US$50 Million in Investment Capital for a variety of business opportunities and in Europe, negotiating the purchase of a leading German Investment Bank and initiating a program whereby US public Companies can be dual-listed in Germany for the purpose of raising investment capital throughout Europe. For the past 10 years, Mr. Sullivan has invested and partnered in a variety of businesses and real estate ventures in the Turks and Caicos Islands including the Players Club casino (www.theplayersclub.tc) and Wymara Resort (www.wymara.com).  He moved to the islands with his family permanently eight years ago to establish a base of operations for his investment and consulting practice, TCI Venture Capital Ltd. His role includes assisting in securing the necessary investment capital for the development and success of both ongoing and future projects.

Michael D. Pruitt
Michael Pruitt, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of Onetravel Holdings, Inc. (formerly RCG Companies), a publicly traded holding company formerly listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.  He is also Managing Director of Cain Capital Advisors.  Mr. Pruitt is currently CEO and director of Chanticleer Holdings, Inc. (CCLR.OB).

Jason March
Mr. March is a Canadian native.  He was recruited and hired in December 2007 to take over day-to-day operations of The Players’ Club and to expand gaming opportunities in the Turks and Caicos Islands and beyond.  Mr. March comes with thirteen years of gaming expertise; his most recent position was as a Casino Shift Manager overseeing all shift-related facets of a billion-dollar property with Niagara Casinos that included a total of 7000 slot machines and 220 table games.  Mr. March also served as Tournament Director for some of the largest poker tournaments in the world including the 2006 Degree Poker Championships (3000 participants), 2006 World Poker Tour Canadian Poker Championships (sold-out at 300 participants), 2006 World Poker Tour North American Championships ($4.8 million purse with 496 participants), and the 2007 World Poker Tour North American Poker Championships ($5 million purse with 504 participants).  Since arrival, he has assembled a team of gaming personnel to control gaming operations.  Mr. March resigned his position with the Company during the first quarter of 2009.

Audit Committee

The Board of Directors currently serves as the audit committee.

The registrant has not established a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act, but expects to when the Board of Directors is expanded.

Compliance with Section 16(a) Of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and persons who own more than ten percent of the Company’s common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that the Company identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the Company’s knowledge, based solely on a review of reports furnished to it, the CEO and the Director were late filing their Form 5 to report their Form 3 obligation.

Code of Ethics

The Company initially became a reporting company during 2007 and expects to include the adoption of a code of ethics on its agenda when it expands its board of directors.

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

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the period from inception (April 4, 2006) through December 31, 2008.

Summary Compensation Table

			Stock	All other
Name and principal		Salary	awards	compensation	Total
position	Year	($)	($)	($)	($)

Sean Sullivan, CEO	2008	$-	$-	$-	$-
since July 2008)	2007	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A

Michael D. Pruitt, CEO	2008	$-	$-	$-	$-
from February 2007	2007	$-	$665	$-	$665
through July 2008)	2006	N/A	N/A	N/A	N/A

Jason March	2008	$90,000	$-	$-	$90,000
	2007	$5,192	$-	$-	$5,192
	2006	N/A	N/A	N/A	N/A

Columns for bonus, option awards, non-equity incentive plan compensation and nonqualified deferred compensation earnings have been omitted from the table above as all amounts are zero.

Narrative disclosure to summary compensation table

Mr. Pruitt became President, Chief Executive Officer and Chief Financial Officer of the Company in February 2007.  Mr. Pruitt received 664,980 shares of SYZG common stock as part of the original purchase of Rounders by SYZG.  The stock was not trading at the time and was valued at its par value of $665.  Mr. Pruitt will also be reimbursed for all reasonable out of pocket expenses.  Mr. Sullivan became Chief Executive Officer and President of the Company in July 2008.

The disclosure of "grants of plan-based awards table," "outstanding equity awards at fiscal year-end table," "option exercises and stock vested table," "pension benefits," "non-qualified defined contribution and other non-qualified deferred compensation plans," "potential payments upon termination or change-in-control" and "compensation of directors" is omitted as all are either none or not applicable.

There are no outstanding equity awards at December 31, 2008 or 2007.

Jason March was compensated pursuant to an employment agreement which commenced in November 2007 at a base salary of $90,000 per year and which was renewed for two years with a base salary of $96,000 per year in February 2009.  Mr. March was also entitled to a quarterly bonus based on profitability which was to be paid ½ in cash and ½ in the Company’s common stock.  Mr. March resigned his position with the Company during the first quarter of 2009.

The disclosure of “grants of plan-based awards table,” “outstanding equity awards at fiscal year-end table,” “option exercises and stock vested table,” “pension benefits,” “non-qualified defined contribution and other non-qualified deferred compensation plans,” “potential payments upon termination or change-in-control” and “compensation of directors” is omitted as all are either none or not applicable.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 Security Ownership of Certain Beneficial Owners

The following table indicates all persons who, as of February 10, 2009, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of February 10, 2009, there were 40,259,043 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	Cornucopia, Ltd.	2,360,000	5.86%
	C/O Miller and Simon Trust Co
	P.O. Box 260
	Butterfield Sq
	Providenciales, BWI

Common	Kojak TC, Ltd.	6,300,000	15.65%
	PO Box 228
	Temple Financial Centre
	Leeward Highway
	Providenciales, BWI

Common	515 Field, Ltd.	7,695,000	19.11%
	4201 Congress Street, Ste 145
	Charlotte, NC 28209

Security Ownership of Management

The following table indicates the beneficial ownership of the Company’s voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of February 10, 2009, the most recent practicable date. As of February 10, 2009, there were 40,259,043 shares of the Company’s common stock outstanding. Except as otherwise indicated below, to the best of the Company’s knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. There are no options outstanding.

Title	Name and Address of		Amount and Nature of	% of
of Class	Beneficial Owner (a)		Beneficial Owner	Class

Common	Sean Sullivan	b	7,160,000	17.78%

Common	Michael D. Pruitt	c	664,980	1.65%

Common	Jason March		-	0.00%

Common	All current officers and directors as a
	Group (2 persons)		7,824,980	19.44%

(a)	All addresses are in care of the Company at 4201 Congress Street, Suite 145, Charlotte, NC 28208.

(b)
Includes 1,200,000 shares owned by Capital Corporation Ltd; 2,360,000 shares owned by Cornucopia Ltd; 1,200,000 shares owned by Fairclough Holdings, Ltd; 1,200,000 shares owned by Marlin International Venture Capital; and 1,200,000 shares owned by Shadwell Holdings, Inc. all of which are either owned by Mr. Sullivan, Mr. Sullivan’s wife or jointly with his wife.

(c)
Includes 22,166 shares owned by Avenel Financial Group, Inc. which is 100% owned by Mr. Pruitt and includes 642,814 shares owned by Chanticleer Holdings, Inc. of which Mr. Pruitt is CEO and a director and which is 17.82% owned by Mr. Pruitt.

Equity Compensation Plan Information - The Company did not have an equity compensation plan as of December 31, 2008.

ITEM 13:           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2008 and 2007, the Company has accounts receivable for markers in the amount of $153,530 and $227,397 from one and two of Rounders’ directors, respectively.

The Company reimbursed Chanticleer Holdings, Inc., of which Mr. Pruitt is CEO and a director, $5,500 for accounting and administrative services provided.

One of Rounders’ directors was paid $500,000 in consulting fees during 2007.

At December 31, 2008 and 2007, the Company had received non-interest bearing advances from shareholders in the amount of $2,543,401 and $2,375,971, of which $208,482 and $216,982 is due to a Rounders director, respectively.

Corporate Governance – Director Independence

Mr. Pruitt became Chief Executive Officer, President, Chief Financial Officer and the sole Director of the Company in February 2007.  Mr. Sullivan became Chief Executive Officer and President in July 2008 and Mr. Pruitt retained the title of Chief Financial Officer and sole director.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees – The aggregate fees billed as of February 29, 2008 for professional services rendered by the Company’s accountant were $8,750 and $14,375 for the audit of the Company’s annual financial statements and for the quarterly reviews for the fiscal years ended December 31, 2008 and 2007, respectively.  The 2008 amount includes only the quarterly reviews.

Audit-Related Fees – None.

Tax Fees – None for 2008 or 2007.

All Other Fees – Other than the services described above, no other fees were billed for services rendered by the principal accountant during fiscal 2008 or fiscal 2007.

Audit Committee Policies and Procedures – The audit committee pre-approves audit and review services.

If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees – Not applicable.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Syzygy Entertainment, Ltd. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Consolidated Balance Sheets at December 31, 2008 and 2007
•	Consolidated Statements of Operations – For the years ended December 31, 2008 and 2007
•	Consolidated Statements of Stockholders’ Equity (Deficit) - For the years ended December 31, 2008 and 2007
•	Statements of Cash Flows – For the years ended December 31, 2008 and 2007
•	Notes to the Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYZYGY ENTERTAINMENT, LTD.

May 11, 2009	/s/ Sean Sullivan
Sean Sullivan, President and CEO
(Principal executive officer)

May 11, 2009	/s/ Michael D. Pruitt
Michael D. Pruitt, CFO and Director
(Principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

May 11, 2009	/s/ Sean Sullivan
Sean Sullivan, President and CEO
(Principal executive officer)

May 11, 2009	/s/ Michael D. Pruitt
Michael D. Pruitt, CFO and Director
(Principal executive officer)