Form 10-Q
period 2009-03-31
Syzygy Entertainment Ltd
filed 2009-05-21
CIK 1367415

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of April 27, 2009, was 40,509,043.

Syzygy Entertainment, Ltd. and Subsidiaries

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2009 (unaudited) and December 31, 2008

	2009	2008
Assets
Current assets
Cash and cash equivalents	$122,882	$172,517
Accounts receivable, net of allowance of $724,050	563,390	323,938
Inventory	30,933	40,410
Prepaid expenses and other assets	80,854	55,768
Total current assets	798,059	592,633
Property and equipment, net	1,524,250	1,763,457
Deposits and other assets	240,500	353,964
Total assets	$2,562,809	$2,710,054

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$84,239	$244,784
Accrued expenses	229,624	118,705
Senior secured promissory note	405,000	640,000
Non-interest bearing advances from shareholders	2,639,358	2,543,401
Total current liabilities	3,358,221	3,546,890

Commitments and contingencies

Stockholders' deficit
Preferred stock: $.001 par value; authorized 10,000,000
shares; no shares issued and outstanding	-	-
Common stock: $.001 par value; authorized 200,000,000
shares; 40,509,043 and 40,259,043 shares issued and
outstanding at March 31, 2009 and December 31, 2008,
respectively	40,509	40,259
Additional paid-in capital	3,833,861	3,806,611
Accumulated deficit	(4,669,782)	(4,683,706)
Total stockholders' deficit	(795,412)	(836,836)
Total liabilities and stockholders' deficit	$2,562,809	$2,710,054

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
REVENUE
Gaming revenue	$628,863	$970,300
Bar and miscellaneous revenue	69,073	19,877
Total revenue	697,936	990,177
COSTS AND EXPENSES
Cost of bar product	29,695	45,546
Government gaming tax	94,186	196,419
Operating expenses	689,679	646,620
General and administrative expense	152,508	31,178
Total costs and expenses	966,068	919,763
Net earnings (loss) from operations	(268,132)	70,414
Other income (expense):
Rent income	-	18,000
Gain on sale of Elite	314,512	-
Other income	8,258	-
Interest expense	(40,714)	-
Other income	282,056	18,000
Net earnings (loss) before income taxes	13,924	88,414
Provision for income taxes	-	-
Net earnings	$13,924	$88,414

Net earnings (loss) per common share,
basic and diluted	$0.00	$0.00

Weighted average number of common shares
outstanding, basic and diluted	40,470,154	40,194,035

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Operating activities
Net earnings (loss)	$13,924	$88,414
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	219,912	65,367
Stock compensation	7,500	-
Gain on sale of Elite	(314,512)	-
Increase (decrease) from changes in:
Accounts receivable	(239,453)	(58,553)
Inventory	9,478	(22,393)
Prepaid expenses and other assets	24,914	(4,215)
Accounts payable	(160,544)	224,342
Accrued expenses	110,919	52,691

Net cash provided by (used in) operating activities	(327,862)	345,653

Investing activities
Proceeds from sale of Elite	500,000	-
Acquisition of property and equipment	(17,729)	(186,559)
Net cash used in investing activities	482,271	(186,559)

Financing activities
Loans from (repayments to) shareholders, net	95,956	(4,040)
Loan repayment	(300,000)	-
Net cash provided by financing activities	(204,044)	(4,040)

Net increase in cash and cash equivalents	(49,635)	155,054
Cash and cash equivalents, beginning of period	172,517	86,454
Cash and cash equivalents, end of period	$122,882	$241,508

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$40,714	$-
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for convertible debentures and interest	$-	$876,873

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  However, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2008, which is included in the Company’s Form 10-K for the year ended December 31, 2008.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

NOTE 2—GOING CONCERN

At March 31, 2009, the Company had a significant working capital deficit of $2,642,836.  The major component of the working capital deficit is the $2,639,358 in advances from stockholders.  The principal current asset is accounts receivable of $563,390.  The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months in normal economic conditions.  The Company could continue to require advances from shareholders to meet short term cash flow requirements.  In addition, the Company plans to expand its operations, which will require new capital.  The Company had negative cash flow from gaming operations in the first quarter primarily due to the current economy, which raises doubt about the Company’s ability to continue as a going concern.  See Note 3 regarding subsequent event.

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

NOTE 3-SUBSEQUENT EVENT

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 AND 2008

REVENUES

Revenues, principally from gaming, amounted to $697,936 during the quarter ended March 31, 2009, as compared to $990,177 in the prior year period.  The decrease in 2009 is the result of the downturn in the economy which commenced in 2008.  The revenue in 2008 included less than two full months of live gaming, which commenced on February 8, 2008, while the 2009 revenues include three full months of live gaming.

COSTS AND EXPENSES

Government gaming tax amounted to $94,186 and $196,419 in the three months ended March 31, 2009 and 2008, respectively.  Commencing February 8, 2008, with the introduction of live gaming, we are subject to a new tax rate which is based on a declining scale with a maximum rate of 15%.  Part of the 2008 amount was calculated at 30% based on the old rate.

Operating expenses amounted to $689,679 during the three month period ended March 31, 2009 as compared to $646,620 in the prior year period.  Depreciation increased $31,081, building occupancy costs increased $32,205, accounting increased $27,800, payroll increased $21,965, and other miscellaneous costs declined $79,606, which accounts for the majority of the increase.

General and administrative expenses amounted to $152,508 during the three months ended March 31, 2009 as compared to $31,178 in the year earlier period.  The increase is primarily due to the amortization of deferred loan costs and warrant costs associated with the senior secured promissory note in the amount of $123,464.

Other income (expense) includes the following for the three months ended March 31, 2009 and 2008:

	2009	2008
Rent income	$-	$18,000
Gain on sale of Elite	314,512	-
Other income	8,258	-
Interest expense	(40,714)	-
	$282,056	$18,000

The Company began a sub-lease of restaurant space in January 2008 for $6,000 per month.  The sub-lease terminated in 2008 when the space was destroyed by the hurricanes.

In December 2008, we opened the Elite Sports Bar which was designed as a slot parlor featuring 20 machines and a fully staffed bar.  This location was sold to a local gaming company in the first quarter of 2009.

Interest expense in 2009 amounted to $40,714, which is the interest on the senior secured promissory note which was funded in the third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had a significant working capital deficit of $2,560,162.  The major component of the working capital deficit is the $2,639,358 in advances from stockholders.  The principal current asset is accounts receivable of $563,390.  The Company has now developed a revenue source which should be sufficient to meet its obligations currently due within the next 12 months in normal economic conditions.  The Company could continue to require advances from shareholders to meet short term cash flow requirements.  In addition, the Company plans to expand its operations, which will require new capital.  The Company had negative cash flow from gaming operations in the first quarter primarily due to the current economy, which raises doubt about the Company’s ability to continue as a going concern.  See Note 3 regarding subsequent event.

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

Item 4T: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

The Company is increasing the review of financial statement preparation process to improve the accuracy and timeliness of the reported information.  There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Not applicable.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, the Company issued 200,000 shares of its common stock valued at $20,000 for a one-year consulting agreement and issued 50,000 shares of its common stock valued at $7,500 to its former general manager when he resigned in February 2009.

All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

On July 18, 2008, Sean Sullivan became President and Chief Executive Officer.  Michael D. Pruitt retained the title of Chief Financial Officer.

ITEM 6: EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 and Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

Exhibit 31.2	Certification pursuant to 18 U.S.C. Section 1350 and Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer

Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYZYGY ENTERTAINMENT, LTD.

May 19, 2009	By:	/s/ Sean L. Sullivan
Sean L. Sullivan, Chief Executive Officer
(Principal Executive Officer)