Form 10-Q
period 2009-06-30
Syzygy Entertainment Ltd
filed 2009-08-27
CIK 1367415

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended:	June 30, 2009

Commission File Number:	333-136827

SYZYGY ENTERTAINMENT, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4114478
(State of Incorporation)	(IRS Employer ID No)

4201 Congress Street, Suite 145, Charlotte, NC  28208
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

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 14, 2009, was 40,509,043.

Syzygy Entertainment, Ltd. and Subsidiaries
Index

		Page

PART I	FINANCIAL INFORMATION (Unaudited)

Item 1:	Condensed Consolidated:

	Balance Sheets as of June 30, 2009 and December 31, 2008	3

	Statements of Operations for the three months ended June 30, 2009 and 2008	4

	Statements of Operations for the six months ended June 30, 2009 and 2008	5

	Statements of Cash Flows for the three months ended March 31, 2009 and 2008	6

	Notes to Financial Statements	7

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T:	Controls and Procedures	17

PART II	OTHER INFORMATION	18

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	Submission of Matters to a Vote of Security Holders
Item 5:	Other Information
Item 6:	Exhibits

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2009 (unaudited) and December 31, 2008

	2009	2008
Assets
Current assets
Cash and cash equivalents	$27,747	$172,517
Accounts receivable, net of allowance of $724,050	425,411	323,938
Inventory	25,455	40,410
Prepaid expenses and other assets	32,592	55,768
Total current assets	511,205	592,633
Property and equipment, net	1,441,416	1,763,457
Deposits and other assets	189,036	353,964
Total assets	$2,141,657	$2,710,054

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$84,958	$244,784
Accrued expenses	289,222	118,705
Senior secured convertible promissory note	395,000	640,000
Cash overdraft	13,388	-
Convertible note payable	17,500	-
Non-interest bearing advances from shareholders	2,624,358	2,543,401
Total current liabilities	3,424,426	3,546,890

Commitments and contingencies

Stockholders' deficit
Preferred stock: $.001 par value; authorized 10,000,000 shares; no shares issued and outstanding	-	-
Common stock: $.001 par value; authorized 200,000,000 shares; 40,509,043 and 40,259,043 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	40,509	40,259
Additional paid-in capital	3,833,861	3,806,611
Accumulated deficit	(5,157,139)	(4,683,706)
Total stockholders' deficit	(1,282,769)	(836,836)
Total liabilities and stockholders' deficit	$2,141,657	$2,710,054

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
REVENUE
Gaming revenue	$563,867	$963,910
Bar and miscellaneous revenue	39,612	27,856
Total revenue	603,479	991,766
COSTS AND EXPENSES
Cost of bar product	29,820	59,733
Government gaming tax	57,782	53,581
Operating expenses	827,674	563,223
General and administrative expense	153,429	9,937
Total costs and expenses	1,068,705	686,474
Net earnings (loss) from operations	(465,226)	305,292
Other income (expense):
Interest and other income	50	-
Interest expense	(22,181)	(1,009)
Other income	(22,131)	(1,009)
Net earnings (loss) before income taxes	(487,357)	304,283
Provision for income taxes	-	-
Net earnings	$(487,357)	$304,283

Net earnings (loss) per common share, basic and diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding, basic and diluted	40,509,043	40,194,035

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
REVENUE
Gaming revenue	$1,192,731	$1,934,210
Bar and miscellaneous revenue	108,685	47,734
Total revenue	1,301,416	1,981,944
COSTS AND EXPENSES
Cost of bar product	59,515	105,279
Government gaming tax	151,968	250,000
Operating expenses	1,517,353	1,209,844
General and administrative expense	305,938	41,115
Total costs and expenses	2,034,774	1,606,238
Net earnings (loss) from operations	(733,358)	375,706
Other income (expense):
Rent income	-	18,000
Gain on sale of Elite	314,512	-
Other income	8,308	-
Interest expense	(62,895)	(1,009)
Other income	259,925	16,991
Net earnings (loss) before income taxes	(473,433)	392,697
Provision for income taxes	-	-
Net earnings	$(473,433)	$392,697

Net earnings (loss) per common share, basic and diluted	$(0.01)	$0.01

Weighted average number of common shares outstanding, basic and diluted	40,489,706	40,194,035

See accompanying notes to condensed consolidated financial statements.

SYZYGY ENTERTAINMENT, LTD. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Operating activities
Net earnings (loss)	$(473,433)	$392,697
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,556	140,916
Amortization of loan costs and beneficial conversion feature	246,929	-
Stock compensation	7,500	-
Gain on sale of Elite	(314,512)	-
Increase (decrease) from changes in:
Accounts receivable	(101,473)	(423,570)
Inventory	14,955	(22,393)
Prepaid expenses and other assets	98,676	(15,183)
Accounts payable	(149,826)	165,612
Accrued expenses	170,518	83,505
Advances from shareholders	80,956	(11,840)
Net cash provided by (used in) operating activities	(228,154)	309,744

Investing activities
Proceeds from sale of Elite	500,000	-
Acquisition of property and equipment	(55,004)	(226,939)
Net cash provided by (used in) investing activities	444,996	(226,939)

Financing activities
Cash overdraft	13,388	-
Loan repayment	(375,000)	-
Net cash used in financing activities	(361,612)	-

Net increase in cash and cash equivalents	(144,770)	82,805
Cash and cash equivalents, beginning of period	172,517	86,454
Cash and cash equivalents, end of period	$27,747	$169,259

Supplemental cash flow information
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for convertible debentures and interest	$-	$876,873
Covertible note payable issued for accounts payable	17,500	-

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on August 26, 2009.

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

On April 9, 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position SFAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in the second quarter of 2009.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company adopted FSP FAS 157-4 effective June 30, 2009 and it had no impact on its consolidated financial condition or results of operation.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2 "Recognition and Presentation of Other Than-Temporary Impairments" ("FSP 115-2").  FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009.  FSP 115-2 did not have a significant impact on the Company's financial position, results of operations, cash flows, or disclosures for the second quarter of 2009.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of SFAS 165 for the second quarter of 2009, in accordance with the effective date.  See Basis of presentation and organization above.

In June 2009, the FASB issued Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  Among other items SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, cash flows, or disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 . This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it is not otherwise expected to have any impact on the Company’s consolidated balance sheet, statement of operations, cash flows, or disclosures.

In June 2009, the Securities and Exchange Commission released of Staff Accounting Bulletin (SAB) No. 112.  This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The Company has not yet determined the impact that adoption of SAB 112 will have on its consolidated balance sheet, statement of operations, cash flows, or disclosures, if any.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s consolidated results of operations, financial condition, cash flows or disclosures.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s consolidated results of operations, financial condition,  cash flows or disclosures.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009, which for the Company will be its fiscal year ending December 31, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its consolidated financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s consolidated financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We adopted FSP EITF 03-6-1 on January 1, 2009 and it had no effect on our consolidated financial position and results of operations.

 In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60.” ("SFAS 163").  SFAS 163 clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS 163 had no effect on the Company’s consolidated financial position, statements of operations, cash flows or disclosures when adopted on January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” ("SFAS 162").  SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations,  cash flows or disclosures at this time.

In March 2008, the FASB, issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." ("SFAS 161").   This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted the provisions of SFAS 161 on January 1, 2009, and it had no  impact on its consolidated financial position, results of operations, cash flows or disclosures.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51."  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company adopted this Statement January 1, 2009, and it did not have an impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), "Business Combinations." ("SFAS 141(R)").  This Statement replaces FASB Statement No. 141, "Business Combinations," but retains the fundamental requirements in SFAS 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company adopted this statement January 1, 2009, and it did not have an impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

NOTE 2—GOING CONCERN

At June 30, 2009, the Company had a significant working capital deficit of $2,913,221.  The major component of the working capital deficit is the $2,624,358 in advances from stockholders.  The principal current asset is accounts receivable of $425,411.  The Company has not developed a revenue source sufficient to meet its obligations currently due within the next 12 months.  The Company will continue to require advances from shareholders to meet short term cash flow requirements, until the economy improves.  In addition, the Company is currently $150,000 past due on its senior secured promissory note and it completed the sale of the Elite Sports Bar along with twenty gaming machines in the first quarter of 2009 for net proceeds of $500,000.  The Company had negative cash flow from gaming operations in the first two quarters primarily due to the current economy, which raises doubt about the Company’s ability to continue as a going concern.

If the Company is unable to improve its operating cash flows or is unable to raise additional funds through private placement sales of its common stock or additional debt offerings, then the Company may be unable to continue as a going concern.  There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders.  If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted.  These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 3—CONVERTIBLE NOTE PAYABLE

The Company issued its convertible note payable during the quarter ended June 30, 2009, in the amount of $17,500 in exchange for accounts payable in that amount.  The note is due in six months, bears interest at the rate of 8% and is convertible into the Company's common stock at the rate of $0.05 per share.

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 AND 2008

REVENUES

Revenues, principally from gaming, amounted to $603,479 during the quarter ended June 30, 2009, as compared to $991,766 in the prior year period.  The decrease in 2009 is primarily the result of the downturn in the economy which commenced in 2008.  The Turks and Caicos Islands biggest export is tourism and the Islands have been severely hampered by the downturn in the economy in the United States and elsewhere.

COSTS AND EXPENSES

Costs and expenses consisted of the following during the three months ended June 30, 2009 and 2008.

	2009	2008

Cost of bar product	$29,820	$59,733
Government gaming tax	57,782	53,581
Operating expenses	827,674	563,223
General and administrative expenses	153,429	9,937
	$1,068,705	$686,474

Government gaming tax amounted to $57,782 and $53,581 in the three months ended June 30, 2009 and 2008, respectively.  Commencing February 8, 2008, with the introduction of live gaming, we are subject to a new tax rate which is based on a declining scale with a maximum rate of 15%.

Operating expenses amounted to $827,674 during the three month period ended June 30, 2009 as compared to $563,223 in the prior year period.  Depreciation increased $19,559, consulting expense increased $78,500, building occupancy costs increased $30,992, accounting increased $11,950, payroll increased $47,589,poker promotional costs increased $40,145 and other miscellaneous costs increased $735,716, which accounts for the majority of the increase.

General and administrative expenses amounted to $153,429 during the three months ended June 30, 2009 as compared to $9,937 in the year earlier period.  The increase is primarily due to the amortization of deferred loan costs and warrant costs associated with the senior secured promissory note in the amount of $123,464.

Other income (expense) includes the following for the three months ended June 30, 2009 and 2008:

	2009	2008

Interest and other income	$50	$-
Interest expense	(22,181)	(1,009)
	$(22,131)	$(1,009)

Interest expense amounted to $22,181 and $1,009 in 2009 and 2008, respectively, which is primarily the interest on the senior secured promissory note which was funded in the third quarter of 2008.

On June 21, 2009, management began a massive cost cutting program.  This included eliminating redundant manager and employee positions to save payroll, renegotiating the lease at the Queen Angel Building from $20,500 per month to $9,000 per month, amending the manner in which certain employees were paid, either on a salary level or an hourly level, and other minor cost cutting procedures.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 AND 2008

REVENUES

Revenues, principally from gaming, amounted to $1,301,416 during the six months ended June 30, 2009, as compared to $1,981,944 in the prior year period.  The decrease in 2009 is primarily the result of the downturn in the economy which commenced in 2008.  The revenue in 2008 included less than five full months of live gaming, which commenced on February 8, 2008, while the 2009 revenues include six full months of live gaming.

COSTS AND EXPENSES

Costs and expenses consisted of the following during the six months ended June 30, 2009 and 2008.

	2009	2008

Cost of bar product	$59,515	$105,279
Government gaming tax	151,968	250,000
Operating expenses	1,517,353	1,209,844
General and administrative expenses	305,938	41,115
	$2,034,774	$1,606,238

Government gaming tax amounted to $151,968 and $250,000 in the six months ended June 30, 2009 and 2008, respectively.  Commencing February 8, 2008, with the introduction of live gaming, we became subject to a new tax rate which is based on a declining scale with a maximum rate of 15%.  Part of the 2008 amount was calculated at 30% based on the old rate.

Operating expenses amounted to $1,517,353 during the six month period ended June 30, 2009 as compared to $1,209,844 in the prior year period.  Depreciation increased $50,640, building occupancy costs increased $76,674, payroll increased $69,553, poker promotional expense increased $58,690, consulting fees increased $75,816 and other miscellaneous costs declined $23,864, which accounts for the majority of the increase.

General and administrative expenses amounted to $305,938 during the six months ended June 30, 2009 as compared to $41,115 in the year earlier period.  The increase is primarily due to the amortization of deferred loan costs and warrant costs associated with the senior secured promissory note in the amount of $246,928.

Other income (expense) includes the following for the six months ended June 30, 2009 and 2008:

	2009	2008

Rent income	$-	$18,000
Gain on sale of Elite	314,512	-
Other income	8,308	-
Interest expense	(62,895)	(1,009)
	$259,925	$16,991

The Company began a sub-lease of restaurant space in January 2008 for $6,000 per month.  The sub-lease terminated in 2008 when the space was destroyed by the hurricanes.

In December 2008, we opened the Elite Sports Bar which was designed as a slot parlor featuring 20 machines and a fully staffed bar.  This location was sold to a local gaming company in the first quarter of 2009.

Interest expense amounted to $62,895 and $1,009 in 2009 and 2008, respectively, which is primarily the interest on the senior secured promissory note which was funded in the third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had a significant working capital deficit of $2,913,221.  The major component of the working capital deficit is the $2,624,358 in advances from stockholders.  The principal current asset is accounts receivable of $425,411.  The Company has not developed a revenue source sufficient to meet its obligations currently due within the next 12 months.  The Company will continue to require advances from shareholders to meet short term cash flow requirements, until the economy improves.  In addition, the Company is currently $150,000 past due on its senior secured promissory note and it completed the sale of the Elite Sports Bar along with twenty gaming machines in the first quarter of 2009 for net proceeds of $500,000.  The Company had negative cash flow from gaming operations in the first two quarters primarily due to the current economy, which raises doubt about the Company’s ability to continue as a going concern.

If the Company is unable to improve its operating cash flows or is unable to raise additional funds through private placement sales of its common stock or additional debt offerings, then the Company may be unable to continue as a going concern.  There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders.  If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted.  These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Item 3:      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T:   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

The Company is increasing the review of the financial statement preparation process to improve the accuracy and timeliness of the reported information.  There have been no other significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2009, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A:    RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:	OTHER INFORMATION

On June 1, 2009, at the request of the majority of the shareholders, Michael D. Pruitt appointed S. Gregory Smith to the Board of Directors and simultaneously resigned from the Board of Directors.  Mr. Smith also became Chief Financial Officer on June 1, 2009.

On August 15, 2009, Sean Sullivan resigned as President and Chief Executive Officer and S. Gregory Smith was appointed President and Chief Executive Officer.

On June 23, 2009, S. Gregory Smith filed for Chapter 7 personal bankruptcy protection in the Northern District of Texas Case No. 09-33919.

Subsequent to the quarter end, management began negotiations to sell all the assets of the Company to a shareholder of the Company for $2,500,000.  As of the filing date, management and the buyer are working towards finalizing a formal agreement for the sale of the assets.

Delroy Howell, a purported Jamaican citizen operating out of the Cayman Islands and Florida, currently owes $380,000 to The Players Club.  The Company and its management has attempted to collect the balance owed, but has not been successful to date.

ITEM 6:	EXHIBITS

The following exhibits are filed with this report on Form 10-Q.

Exhibit 31.1	Certification pursuant to 18 U.S.C. Section 1350 and Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYZYGY ENTERTAINMENT, LTD.

August 26, 2009	By: /s/ S. Gregory Smith
S. Gregory Smith, Chief Executive Officer
(Principal Executive Officer)